Form 10-Q
period 2023-03-31
Quoin Pharmaceuticals, Ltd.
filed 2023-05-09
CIK 1671502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 001-37846

QUOIN PHARMACEUTICALS LTD.

(Exact name of registrant as specified in its charter)

State of Israel	92-2593104
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

42127 Pleasant Forest Court
Ashburn, VA	20148-7349
(Address of principal executive offices)	(Zip Code)

(703) 980-4182

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing five thousand (5,000) Ordinary Shares, no par value per share	QNRX	The Nasdaq Stock Market LLC
Ordinary Shares, no par value per share*		N/A
*	Not for trading, but only in connection with the registration of the American Depositary Shares (“ADSs”) pursuant to requirements of the Securities and Exchange Commission.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2023, there were 59,233,024,799 ordinary shares, no par value per share, of the registrant outstanding, and 11,846,532 ADSs of the registrant outstanding, with each ADS representing 5,000 ordinary shares.

QUOIN PHARMACEUTICALS LTD.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, those described in Part I – Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”), as well as our subsequent reports filed with the Securities and Exchange Commission (“SEC”). Caution should be taken not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

You should read this Form 10-Q and the documents that we reference in this Form 10-Q and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Form 10-Q by these cautionary statements.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to the terms “Quoin,” “Quoin Ltd.,” the “Company,” “us,” “we”, and “our” refer to Quoin Pharmaceuticals Ltd. and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,371,854	$2,860,628
Investments	13,618,026	9,992,900
Prepaid expenses	398,906	516,584
Total current assets	17,388,786	13,370,112

Prepaid expenses - long term	383,390	383,390
Intangible assets, net	678,550	704,561
Total assets	$18,450,726	$14,458,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	281,094	$605,600
Accrued expenses	2,085,205	1,175,705
Accrued interest and financing expense	1,146,251	1,146,251
Due to officers – short term	650,000	600,000
Total current liabilities	4,162,550	3,527,556

Due to officers – long term	3,373,733	3,523,733
Total liabilities	$7,536,283	$7,051,289

Commitments and contingencies

Shareholders’ equity:
Ordinary shares, no par value per share, 500,000,000,000 ordinary shares authorized – 59,233,024,799 (11,846,532 ADS's) ordinary shares issued and outstanding at March 31, 2023 and 24,233,024,799 (4,846,605 ADS's) at December 31, 2022	$—	$—
Treasury stock, 2,641,693, ordinary shares	(2,932,000)	(2,932,000)
Additional paid in capital	53,966,259	47,855,521
Accumulated deficit	(40,119,816)	(37,516,747)
Total shareholders’ equity	10,914,443	7,406,774

Total liabilities and shareholders’ equity	$18,450,726	$14,458,063

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
	2023	2022
Operating expenses
General and administrative	$1,683,817	$1,588,470
Research and development	1,091,733	587,569

Total operating expenses	2,775,550	2,176,039

Other (income) and expenses
Forgiveness of accounts payable	—	(416,000)
Warrant liability (income) expense	—	(77,237)
Unrealized gain	(20,427)	—
Interest income	(152,054)	—
Total other (income) and expenses	(172,481)	(493,237)
Net loss	$(2,603,069)	$(1,682,802)

Loss per ADS
Loss per ADS
Basic	$(0.34)	$(2.51)
Fully-diluted	$(0.34)	$(2.51)

Weighted average number of ADS's outstanding
Basic	7,646,605	670,930
Fully-diluted	7,646,605	670,930

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three months ended March 31, 2022

			No		Additional
	Ordinary		Par	Treasury	Paid in	Accumulated
	Shares	ADS’s	Value	Stock	Capital	Deficit	Total
Balance at January 1, 2022	3,354,650,799	670,930	—	$(2,932,000)	$31,659,017	$(28,069,985)	$657,032

Net loss	—	—	—	—	—	(1,682,802)	(1,682,802)

Cashless exercise of warrants	3,200	1	—	—	—	—	—

Reclassification of warrant liability upon issuance of Exchange warrant	—	—	—	—	296,362	—	296,362

Balance at March 31, 2022	3,354,653,999	670,931	—	$(2,932,000)	$31,955,379	$(29,752,787)	$(729,408)

Three months ended March 31, 2023

			No		Additional
	Ordinary		Par	Treasury	Paid in	Accumulated
	Shares	ADS’s	Value	Stock	Capital	Deficit	Total
Balance at January 1, 2023	24,233,024,799	4,846,605	—	$(2,932,000)	$47,855,521	$(37,516,747)	$7,406,774

Net loss	—	—	—	—	—	(2,603,069)	(2,603,069)
Issuance of ADS and Pre-Funded Warrants, net	35,000,000,000	7,000,000	—	—	5,849,266	—	5,849,266
Stock based compensation	—	—	—	—	261,472	—	261,472

Balance at March 31, 2023	59,233,024,799	11,846,605	—	$(2,932,000)	$53,966,259	$(40,119,816)	$10,914,443

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows used in operating activities:
Net loss	$(2,603,069)	$(1,682,802)
Change in fair value of warrant liability	—	(77,237)
Stock based compensation	261,472	—
Forgiveness of trade payable	—	(416,000)
Amortization of intangibles	26,011	26,010
Increase in accrued interest and financing expense	—	(311,670)
Unrealized gain and accrued interest on investments	(133,621)	—
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	584,994	162,133
Decrease in prepaid expenses & other assets	117,678	206,008
Net cash used in operating activities	$(1,746,535)	$(2,093,558)

Cash flows used in investing activities:
Purchase of investments	(13,491,505)	$—
Proceeds from maturity of investments	10,000,000	—
Payment for license acquisition	—	(50,000)
Net cash used in investing activities	$(3,491,505)	$(50,000)

Cash flows provided by (used in) financing activities:
Payment of amounts due to officers	(100,000)	(150,000)
Proceeds from sale of equity securities, net	5,849,266	—
Net cash provided by (used in) financing activities	$5,749,266	$(150,000)

Net change in cash and cash equivalents:	511,226	(2,293,558)
Cash and cash equivalents - beginning of period	2,860,628	7,482,773
Cash and cash equivalents - end of period	$3,371,854	$5,189,215

Supplemental information - Non cash items:
Reclassification of warrant liability to equity upon issuance of “Exchange warrants”	$—	$296,362
Offering expenses associated with warrant modification	$238,231	$—

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

March 31, 2023 and 2022

NOTE 1 – ORGANIZATION AND BUSINESS

Quoin Pharmaceuticals Ltd. (“Quoin Ltd.,” or the “Company”), formerly known as Cellect Biotechnology Ltd. (“Cellect”), is the holding company for Quoin Pharmaceuticals, Inc., a Delaware corporation (“Quoin Inc.”). On October 28, 2021, Cellect completed the business combination with Quoin Inc., with Quoin Inc. surviving as a wholly-owned subsidiary of Cellect (the “Merger”). Immediately after completion of the Merger, Cellect changed its name to “Quoin Pharmaceuticals Ltd.”

Quoin Inc. was incorporated in Delaware on March 5, 2018.  Quoin Inc. is clinical stage specialty pharmaceutical company dedicated to the development and commercialization of therapeutic products that treat rare and orphan diseases for which there are currently no approved treatments or cures. The Company’s initial focus is on the development of products, using proprietary owned and in-licensed drug delivery technologies, that could help address rare skin diseases. The Company’s first lead product is QRX003, a once daily, topical lotion comprised of a broad-spectrum serine protease inhibitor, formulated with the proprietary in-licensed Invisicare® technology, is under development as a potential treatment for Netherton Syndrome (“NS”), a rare hereditary genetic disease. QRX003 is currently being tested in two clinical studies in the United States (“U.S.”) under an open Investigational New Drug (“IND”) application with the Food and Drug Administration (“FDA”). Dosing of patients has commenced for both studies. The Company is also developing QRX004 as a potential treatment for Recessive Dystrophic Epidermolysis Bullosa (“RDEB”). In addition, the Company has entered into Research Agreements with the Queensland University of Technology (“QUT”), which include an option for global licenses to QRX007 for the potential treatment of NS and QRX008 for the potential treatment of scleroderma. To date, no products have been commercialized and revenue has not been generated.

NOTE 2 - LIQUIDITY RISKS AND OTHER UNCERTAINTIES

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”), which contemplates continuation of the Company as a going concern. The Company has incurred net losses every year since inception and has an accumulated deficit of approximately $40.1 million at March 31, 2023. The Company has limited operating history and has historically funded its operations through debt and equity financings. The Company incurred net losses of approximately $2.6 million, and negative cash flows from operations of $1.8 million for the three months ended March 31, 2023. At March 31, 2023, the Company had cash balances totaling $3.4 million and investments of $13.6 million. The Company has determined that it has sufficient cash and liquidity to effect its business plan for at least one year from the issuance of these unaudited condensed consolidated financial statements.

Additional financing will still be required to complete the research and development of the Company’s therapeutic targets and its other operating requirements until it achieves commercial profitability, if ever. Such financing may not be available at acceptable terms, if at all. If the Company is unable to obtain additional funding when it becomes necessary, the development of its product candidates will be impacted and the Company would likely be forced to delay, reduce, or terminate some or all of its development programs, all of which could have a material adverse effect on the Company’s business and financial condition.

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

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

March 31, 2023 and 2022

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

See Note 16, Subsequent Events.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2023 and for the three months then ended. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2022 and for the year then ended which are included in the Company’s Annual Report on Form 10- K, filed with the SEC on March 15, 2023. The Company operates in one segment.

Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in developing the estimates and assumptions that are used in the preparation of these financial statements including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: stock-based compensation and warrants, research and development expense recognition, intangible asset estimated useful lives and impairment assessments, allowances of deferred tax assets, and cash flow assumptions regarding going concern considerations.

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

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

March 31, 2023 and 2022

settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assesses classification of its warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required. The Company evaluated the warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that such warrants meet the criteria for equity classification in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

Investments:

Investments as of March 31, 2023 and December 31, 2022 consist of U.S. Treasury Bills, which are classified as trading securities, totaling $13.6 million and $10.0 million, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date.

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

The Company assesses the impairment for long-lived assets whenever events or circumstances indicate the carrying value may not be recoverable. Factors we consider that could trigger an impairment review include the following:

●	Significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business,
●	Significant underperformance relative to expected historical or projected development milestones,
●	Significant negative regulatory or economic trends, and
●	Significant technological changes which could render the platform technology obsolete.

The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three months ended March 31, 2023, there were no impairment indicators which required an impairment loss measurement.

Research and development:

Research and development costs are expensed as incurred. Research and development expenses include personnel costs associated with research and development activities, including third-party contractors to perform research, conduct clinical trials and manufacture drug supplies and materials. The Company accrues for costs incurred by external service providers, including contract research organizations and clinical investigators, based on its estimates of service performed and costs incurred. These estimates include the level of services performed by third parties, patient enrollment in clinical trials when applicable, administrative costs incurred by third parties, and other indicators of the services completed. Based on the timing of amounts invoiced by service providers, the Company may also record payments made to those providers as prepaid expenses that will be recognized as expenses in future periods as the related services are rendered.

Income taxes:

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

March 31, 2023 and 2022

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

The Company also accounts for uncertain tax positions using the more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the Company’s income tax returns. As of March 31, 2023 and December 31, 2022, the Company had no uncertain tax positions which affected its financial position and its results of operations or its cash flows and will continue to evaluate for uncertain tax positions in the future. If at any time the Company should record interest and penalties in connection with income taxes, the interest and the penalties will be expensed within the interest and general and administrative expenses, respectively.

Stock based compensation:

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model, net of actual forfeitures. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

The Company’s expected stock volatility is based on the historical data regarding the volatility of a publicly traded set of peer companies, since it has a limited history of trading as a public company. The Company utilizes the simplified method to estimate the expected term. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield was assumed to be zero as the Company has not paid and dividends since its inception and does not anticipate paying dividends in the foreseeable future.

Fair value of financial instruments:

The Company considers its cash and cash equivalents, investments, accounts payable, accrued expenses to meet the definition of financial instruments. The carrying amounts of these financial instruments approximated their fair values due to the short maturities.

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

For the three months ended March 31, 2023 and 2022, the number of shares excluded from the diluted net earnings (loss) per share included outstanding warrants to purchase 10,368,820 ADS and outstanding stock options to purchase 307,142 ADS, and outstanding warrants to purchase 1,395,005 ADS and outstanding stock options to purchase 4,655 ADS, respectively, as their inclusion in the denominator would be anti-dilutive.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

March 31, 2023 and 2022

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On October 2, 2020, Quoin Inc. commenced an offering of promissory notes (the “2020 Notes”) and warrants to certain investors (“2020 Noteholders”). 2020 Notes were mandatorily convertible into 5,183 ADSs in 2021.

The ADSs issued to the 2020 Noteholders did not include the accrued interest which was estimated to be approximately $744,000 at December 31, 2021 of which $312,000 was paid to two of the five 2020 Noteholders during the year ended December 31, 2022. Based on the terms of the cash settlement with these two 2020 Noteholders, the Company’s estimate of the liability to the remaining three 2020 Noteholders was $1,146,000 as of March 31, 2023 and December 31, 2022.

There was no interest expense recognized in both the three month periods ended March 31, 2023 and 2022.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy at March 31, 2023 and December 31, 2022:

March 31, 2023	Level 1	Level 2	Level 3	Total
US Treasury Bills	$13,618,026	$—	$—	$13,618,026
Total US Treasury Bills Asset	$13,618,026	$—	$—	$13,618,026

December 31, 2022	Level 1	Level 2	Level 3	Total
US Treasury Bills	$9,992,900	$—	$—	$9,992,900
Total US Treasury Bills Asset	$9,992,900	$—	$—	$9,992,900

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

March 31, 2023 and 2022

NOTE 6 – STOCK BASED COMPENSATION

In March 2022, the Board of Directors of the Company approved the Amended and Restated Equity Incentive Plan (the “Amended Plan”), which was approved by the shareholders at the Company’s Annual General Meeting of Shareholders held on April 12, 2022. The Amended Plan increased the number of ordinary shares reserved for issuance under such equity incentive plan to 15% of the Company’s outstanding ordinary shares on a fully-diluted basis, or 16,891,925,220 ordinary shares represented by 3,378,385 ADSs as of March 31, 2023. Under the Amended Plan, the Company may grant options to its directors, officers, employees, consultants, advisers and service providers. As of March 31, 2023, 3,071,243 ADSs remained available for grant under the Amended Plan.

The following table summarizes stock-based activities under the Amended Plan:

		Weighted	Weighted
		Average	Average
	ADS Underlying	Exercise	Contractual
	Options	Price	Terms
Outstanding at December 31, 2022	307,142	$17.50	9.28
Granted	—	$—
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2023	307,142	$17.50	9.03

Exercisable options at March 31, 2023	—	$—	—

The intrinsic value of outstanding options at March 31, 2023 was $0.

Stock based compensation expense was approximately $261,000 ($34,000 included in research and development expense and $227,000 included in general and administrative expenses) in the three months ended March 31, 2023. There was no stock-based compensation  in the three months ended March 31, 2022.

At March 31, 2023, the total unrecognized compensation expense related to non-vested options was approximately $2,944,000 and is expected to be recognized over the remaining weighted average service period of approximately 2.83 years.

NOTE 7 – PREPAID EXPENSES

Prepaid expenses are as follows:

	March 31,	December 31,
	2023	2022
Prepaid R&D costs	$383,390	$383,390
Prepaid insurance	355,156	508,084
Prepaid expense	43,750	8,500
Total	$782,296	$899,974
Less: Short-term portion	(398,906)	(516,584)
Long-term portion	$383,390	$383,390

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

March 31, 2023 and 2022

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are as follows:

	March 31,	December 31,
	2023	2022
Research contract expenses (note 12)	$483,830	$105,071
Payroll (note 11)	976,306	788,169
Payroll taxes (note 11)	153,552	159,593
Professional fees	346,891	44,278
Other Expenses	124,626	78,594
Total	$2,085,205	$1,175,705

NOTE 9 – IN-LICENSED TECHNOLOGY

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

Skinvisible:

In October 2019, Quoin Inc. entered into the Exclusive Licensing Agreement (as amended from time to time, the “License Agreement”) with Skinvisible Pharmaceuticals, Inc. (“Skinvisible”), under which Skinvisible granted the Company a exclusive royalty-bearing license relating to the production and manufacture of prescription drug products related to certain patents held by Skinvisible, including those related to QRX003 and QRX004. The Company made Skinvisible a one-time non-refundable, non-creditable license fee of $1 million (the “License Fee”). In addition, the Company agreed to pay Skinvisible a single digit royalty percentage of the Company’s net sales revenues for any licensed product covered by the patent rights licensed under the License Agreement. The Company also agreed to pay Skinvisible 25% of any revenues the Company receives as royalties in the event that the Company sublicense any licensed products to a third party. The License Agreement also requires that the Company make a $5 million payment to Skinvisible upon receiving approval in the U.S. or European Union, whichever occurs first, for the first drug product developed using intellectual property licensed thereunder.

NOTE 10 - INTANGIBLE ASSETS

Intangible assets are as follows:

	March 31,	December 31,
	2023	2022
Acquired technology – Polytherapeutics	$40,433	$40,433
Technology license – Skinvisible	1,000,000	1,000,000
Total cost	1,040,433	1,040,433
Accumulated amortization	(361,883)	(335,872)
Net book value	$678,550	$704,561

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

March 31, 2023 and 2022

The Company recorded amortization expense of approximately $26,000 in the three months ended March 31, 2023 and 2022, respectively. The annual amortization expense expected to be recorded for existing intangible assets for the years 2023 through 2026, and thereafter, is approximately $78,000, $104,000, $104,000, 104,000 and $288,000, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

Employment Agreements and Due to Officers/Founders:

Due to the limited funding of Quoin Inc. prior to the consummation of the Merger, the compensation, including salary, office and car allowances and other benefits, due to Dr. Myers and Ms. Carter under their respective employment agreements, as well as reimbursement of expenses and other amounts paid by Dr. Myers and Ms. Carter to third parties on behalf of Quoin Inc., were not paid by Quoin Inc. to Dr. Myers and Ms. Carter, and were accrued as indebtedness to Dr. Myers and Ms. Carter. Following the closing of the Merger, Quoin Inc. began making payments of $25,000 per month to each of Dr. Myers and Ms. Carter to repay the above-described non-interest-bearing indebtedness. The Company repaid $75,000 and $75,000 of such indebtedness to Dr. Myers and $25,000 and $75,000 to Ms. Carter in the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, approximately $2,184,000 and $1,840,000 of such indebtedness was outstanding to Dr. Myers and Ms. Carter, respectively.

Amounts due to officers at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Salaries and other compensation	$4,023,732	$4,108,500
Invoices paid on behalf of the Company	—	15,232
Total	$4,023,732	$4,123,732
Less: Short-term portion	(650,000)	(600,000)
Long-term portion	$3,373,733	$3,523,733

Expenses:

Research and development expenses in the amount of $12,000 were paid during the three months ended March 31, 2023 and 2022, respectively, to the CEO Dr. Myers’ son, who had been consulting for the Company on research and development matters from time to time. As of March 31, 2023, Dr. Myers’ son no longer provides consulting services to the Company.

Interest Payable:

See Note 4 for interest payable on the 2020 Notes.

NOTE 12 – RESEARCH, CONSULTING AGREEMENTS AND COMMITMENTS

Research agreements

In November 2020, Quoin Inc. entered into a Master Service Agreement for an initial term of three years with Therapeutics Inc. for managing preclinical and clinical development for new products in the field of dermatology. The agreement required the execution of individual work orders. Quoin Inc. may terminate any work order for any reason with 90 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Therapeutics Inc. A work order was entered into in June 2022 for the first QRX003 clinical study at an expected estimated cost of approximately $4.4 million through 2024.  A further work order was entered into in December 2022 for the second QRX003 clinical study at an expected estimated cost of approximately $830,000 through 2024.  For the three months ended March 31, 2023 and 2022, the Company incurred a research and development expense under these agreements of approximately $599,000 and $185,000 respectively.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

March 31, 2023 and 2022

In November 2021, the Company entered into a commitment with Queensland University of Technology for research related services associated with Netherton Syndrome of approximately $250,000 for an expected period of eighteen months. For the three months ended March 31, 2023 and 2022, the Company incurred research and development costs related to this agreement of approximately $50,000 and $-0-, respectively.

In May 2022, the Company entered into a commitment with Queensland University of Technology for research related services associated with Scleroderma of approximately $610,000 for an expected period of eighteen months. The Company incurred research and development expenses of approximately $88,000 for the three months ended March 31, 2023.

Consulting agreement:

Quoin Inc. entered into a consulting agreement with an Investor Relations (IR) firm, which provides for a monthly fee of $14,000. The agreement had an automatic annual renewal clause and has been in effect since November 2017. The Company owed the IR firm $584,000 as of December 31, 2021. In March 2022, the Company entered into a settlement agreement with the IR firm reducing the liability to $168,000 and recognized $416,000 as other income in the accompanying consolidated statement of operations. No expenses were incurred in both the three months ended March 31, 2023 and 2022, respectively.

Performance milestones and Royalties

See Note 9 for asset and in-licensed technology commitments.

NOTE 13 – SHAREHOLDERS’ EQUITY

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

Under Israeli law, the Company may declare and pay dividends only if, upon the determination of its board of directors, there is no reasonable concern that the distribution will prevent the Company from being able to meet the terms of its existing and foreseeable obligations as they become due. Under the Companies Law, the distribution amount is further limited to the greater of retained earnings or earnings generated over the two most recent years legally available for distribution according to the Company’s then last reviewed or audited financial statements, provided that the date of the financial statements is not more than six months prior to the date of distribution. In the event that the Company does not have retained earnings or earnings generated over the two most recent years legally available for distribution, the Company may seek the approval of the court in order to distribute a dividend. The court may approve the Company’s request if it determines that there is no reasonable concern that the payment of a dividend will prevent the Company from satisfying existing and foreseeable obligations as they become due.

The Bank of New York Mellon, as depositary, has registered and delivered American Depositary Shares, also referred to as ADSs. Effective August 1, 2022, the ratio of ADSs evidencing ordinary shares changed from 1 ADS representing four hundred (400) ordinary shares to 1 ADS representing five thousand (5,000) ordinary shares, which resulted in a one for 12.5 reverse split of the issued and outstanding ADSs (the “Ratio Change”). All ADSs and related option and warrant information presented in these financial statements

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

March 31, 2023 and 2022

and accompanying footnotes has been retroactively adjusted to reflect the reduced number of ADSs resulting from the Ratio Change. Unless otherwise indicated, ADSs outstanding presented in these financial statements and accompanying footnotes assume all outstanding ordinary shares are represented by ADSs.

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

February 2023 Offering

On February 24, 2023 (the “February Closing Date”), the Company completed an offering (the “February Offering”) of 24,750,000,000 ordinary shares represented by 4,950,000 ADSs at a purchase price of $1.00 per ADS and a pre-funded warrant (the “February Pre-Funded Warrant”) to purchase 10,250,000,000 ordinary shares represented by 2,050,000 ADSs at a per pre-funded warrant price of $0.9999, with each ADS and February Pre-Funded Warrant accompanied by an ordinary warrant (the “February Common Warrant”) for aggregate gross proceeds of $7.0 million, resulting in net proceeds of approximately $5.8 million, after deducting the placement agent’s fees and offering expenses. Each February Common Warrant has an exercise price of $1.00 per ADS and expires on the fifth anniversary of the February Closing Date. On the February Closing Date, the holder of the February Pre-Funded Warrant exercised its Pre-Funded Warrant in full.

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

In connection with the February Offering, the Company entered into an Amendment No. 1 to Warrant to Purchase Ordinary Shares Represented by American Depositary Shares, dated February 24, 2023 (collectively, the “Warrant Amendments”), with each of the purchasers (the “2022 Purchasers”) who participated in both the Company’s offering completed in August 2022 (the “August Offering”) and February Offering. The Warrant Amendments amended certain terms of the Common Warrants issued in the August Offering to such 2022 Purchasers. Specifically, the Warrant Amendments reduced the exercise price of Common Warrants to purchase 2,830,000 ADSs out of the total 3,360,000 issued in the August Offering from $5.00 to $1.10 and extended the term during which those warrants could remain exercisable until February 24, 2028.  The incremental fair value of the modified warrants was approximately $238,000, which was accounted for as an offering expense in connection with the February Offering.

Warrants

The 2020 Noteholders received warrants exercisable at any time after the issuance date for 29,388 ADSs at an initial exercise price of $49.75 per ADS. Effective March 13, 2022, each holder agreed to exchange these warrants for warrants with the same number of shares issuable upon the exercise of the original warrant and the same exercise price with a contractual term of 5 years (the “Exchange Warrants”). The Exchange Warrants issued to the 2020 Noteholders effective as of March 13, 2022 were determined to be an equity-classified instrument, and accordingly the warrant liability on such date of $296,362 was reclassified to additional paid in capital on that date. None of these warrants were outstanding as of December 31, 2022.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

March 31, 2023 and 2022

The following table summarizes warrant activities during the three months ended March 31, 2023:

		Weighted
	ADSs	Average
	Underlying	Exercise Price
	Warrants	Per ADS
Outstanding at December 31, 2022	3,368,820	$5.35
Granted Common and Pre-Funded Warrants	9,050,000	0.77
Exercised Pre-Funded Warrants	(2,050,000)	0.00
Outstanding and exercisable at March 31, 2023	10,368,820	$1.35	*

*	For investors who participated in both the Company’s August Offering and February Offering, the exercise price of Common Warrants to purchase 2,830,000 ADSs out of the total 3,360,000 issued in the August offering was reduced from $5.00 per ADS to $1.10 per ADS, see above.

NOTE 14 – CONTINGENCIES

From time to time, the Company may become involved in various legal matters arising in the ordinary course of business. Management is unaware of any matters requiring accrual for related losses in the financial statements.

NOTE 15 – LICENSE AGREEMENTS

As of March 31, 2023, the Company has entered into eight license and supply agreements, whereby the Company will receive a royalty or other proceeds from the specified product revenues in select non-US markets from the licensor, if and when the underlying products are approved and commercialized. No royalty revenues have been received through March 31, 2023 under any of these agreements.

NOTE 16 - SUBSEQUENT EVENTS

On April 5, 2023, the Company received a letter from the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that the closing bid price per ADS of the Company was below the required minimum of $1.00 for a period of 30 consecutive business days and that the Company did not meet the minimum bid price requirements set forth in Nasdaq Rule 5550(a)(2). Pursuant to Nasdaq Rule 5810(c)(3)(A), the Company has a period of one hundred eighty (180) calendar days, or until October 2, 2023 (the “Compliance Period”), to regain compliance with Nasdaq’s minimum bid price requirement. If at any time during the Compliance Period, the closing bid price per ADS is at least $1.00 for a minimum of ten (10) consecutive business days, Nasdaq will provide the Company a written confirmation of compliance and the matter will be closed. In the event the Company does not regain compliance by October 2, 2023, the Company may be eligible for an additional 180 calendar day grace period. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held ADSs and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period. Although Nasdaq notification letter described above has no immediate effect on the Company’s listing on The Nasdaq Capital Market, and the Company is working on implementing plans to regain compliance with Nasdaq listing standards, there can be no assurance that the Company will be able to regain compliance with Nasdaq’s minimum bid-price requirement for continued listing. If the Company’s ADSs are delisted from Nasdaq, it will have material negative impacts on the actual and potential liquidity of the Company’s securities, as well as material negative impacts on the Company’s ability to raise future capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto included in Part I-Item 1 of this Form 10-Q. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q.

Overview

We are a clinical stage specialty pharmaceutical company dedicated to the development and commercialization of therapeutic products that treat rare and orphan diseases for which there are currently no approved treatments or cures. Our initial focus is on the development of products, using our proprietary owned and in-licensed drug delivery technologies, that could help address rare skin diseases. Our first lead product is QRX003, a once daily, topical lotion comprised of a broad-spectrum serine protease inhibitor, formulated with the proprietary in-licensed Invisicare® technology, is under development as a potential treatment fort Netherton Syndrome (“NS”), a rare hereditary genetic disease. QRX003 is currently being tested in two clinical studies in the United States (“U.S.”) under an open Investigational New Drug (“IND”) application with the Food and Drug Administration (“FDA”). Dosing of patients has commenced for both studies. We are also developing QRX004 as a potential treatment for Recessive Dystrophic Epidermolysis Bullosa (“RDEB”). In addition, we entered into Research Agreements with the Queensland University of Technology (“QUT”), under which we have obtained an option for global licenses to QRX007 for the potential treatment of NS and QRX008 for the potential treatment of scleroderma.

Our objective is to develop and commercialize proprietary therapeutic drug products. To this effect, we intend to develop and seek marketing approvals from the FDA and other worldwide regulatory bodies for rare and orphan diseases. To achieve these objectives, we plan to:

●	complete the late-stage clinical testing of QRX003 and, if successful, file for marketing approval in the United States and other territories;
●	prepare to commercialize QRX003 by establishing our own sales infrastructure in the U.S. and Europe and entering into distribution partnerships in other territories such as those currently established for Canada, Australia/New Zealand, the Middle East, China, Hong Kong, Taiwan, Latin America, Central and Eastern Europe, Turkey; and
●	pursue business development activities by seeking partnering, licensing, merger and acquisition opportunities or other transactions to further expand our pipeline and drug-development capabilities and which take advantage of our financial resources for the benefit of increasing stockholder value.

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

Key Events

Clinical Development

Quoin’s lead asset, QRX003, is currently in late-stage clinical development in the U.S. under an open IND application with the FDA. Five clinical sites in the U.S. have been opened for this study, patients are actively being screened and recruited into the study and dosing has commenced. This study is a randomized, double blinded assessment of two different doses of QRX003 versus a placebo vehicle in NS patients. The test materials are applied once daily, over a twelve-week period, to pre-selected areas of the patient’s body. Based on discussions with the FDA, a number of different clinical endpoints are being assessed in the study, including but not limited to, an Investigators Global Assessment (IGA), Patient’s Global Assessment (PaGA) and Pruritis.

In November 2022, we submitted a protocol for our second clinical study in NS patients to the FDA under our currently open IND. This study was cleared by the FDA to initiate in December 2022. Patients are actively being screened and recruited into the study and dosing has commenced. This study is being conducted in ten NS patients who are currently receiving off-label systemic therapy, primarily systemic biologic therapy. This is an open-label study with no placebo control. Both of our NS clinical studies are running concurrently and utilize the same clinical trial sites and investigators.

Public Offering

On February 24, 2023 (the “February Closing Date”), we completed an offering (the “February Offering”) of 24,750,000,000 ordinary shares represented by 4,950,000 ADSs at a purchase price of $1.00 per ADS and a pre-funded warrant (the “February Pre-Funded Warrant”) to purchase 10,250,000,000 ordinary shares represented by 2,050,000 ADSs at a per pre-funded warrant price of $0.9999, with each ADS and February Pre-Funded Warrant accompanied by an ordinary warrant (the “February Common Warrant”) for aggregate gross proceeds of $7.0 million, resulting in net proceeds of approximately $5.8 million, after deducting the placement agent’s fees and offering expenses paid by us, and excluding the proceeds, if any, from the subsequent exercise of the February Common Warrants. Each February Common Warrant has an exercise price of $1.00 per ADS and expires on the fifth anniversary of the February Closing Date. On the February Closing Date, the holder of the February Pre-Funded Warrant exercised its Pre-Funded Warrant in full.

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

In connection with the February Offering, we entered into an Amendment No. 1 to Warrant to Purchase Ordinary Shares Represented by American Depositary Shares, dated February 24, 2023 (collectively, the “Warrant Amendments”), with each of the purchasers (the “2022 Purchasers”) who participated in both our offering completed in August 2022 (the “August Offering”) and the February Offering. The Warrant Amendments amended certain terms of the Common Warrants issued to such 2022 Purchasers in the August Offering. Specifically, the Warrant Amendments reduced the exercise price of such warrants to $1.10 and extended the term during which those warrants could remain exercisable until February 24, 2028.

Nasdaq Listing

On April 5, 2023, we received a letter from Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that the closing bid price per ADS representing 5,000 ordinary shares of the Company was below the required minimum of $1.00 for a period of 30 consecutive business days and that the we did not meet the minimum bid price requirements set forth in Nasdaq Rule 5550(a)(2). Pursuant to Nasdaq Rule 5810(c)(3)(A), we have a period of one hundred eighty (180) calendar days, or until October 2, 2023 (the “Compliance Period”), to regain compliance with Nasdaq’s minimum bid price requirement. If at any time during the Compliance Period, the closing bid price per ADS is at least $1.00 for a minimum of ten (10) consecutive business days,

Nasdaq will provide us with a written confirmation of compliance and the matter will be closed. In the event we do not regain compliance by October 2, 2023, we may be eligible for an additional 180 calendar day grace period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held ADSs and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period. Although Nasdaq notification letter described above has no immediate effect on our listing on The Nasdaq Capital Market, and we are working on implementing plans to regain compliance with Nasdaq listing standards, there can be no assurance that we will be able to regain compliance with Nasdaq’s minimum bid-price requirement for continued listing. If our ADSs are delisted from Nasdaq, it will have material negative impacts on the actual and potential liquidity of our securities, as well as material negative impacts on our ability to raise future capital.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and employee related expenses including non-cash stock-based compensation, professional fees and other corporate expenses.

We anticipate that our general and administrative expenses will increase in 2023 to support our continued research and development activities. These increases will include compensation and employee-related expenses including stock-based compensation, increased costs related to the potential hiring of personnel, travel costs and fees to outside consultants, lawyers and accountants.

Other Expenses

Other expenses consist primarily of non-cash costs (income) associated with the financing arrangements entered into during 2020 and 2021, including fair value adjustments of warrants, forgiveness of trade payable, interest income and unrealized gains on investments.

Results of Operations – Three months ended March 31, 2023 compared to the three months ended March 31, 2022

The following table sets forth our results of operations for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three months ended March 31,
	2023	2022	Change
Operating Expenses
General and administrative	$1,683,817	$1,588,470	$95,347
Research and development	1,091,733	587,569	504,164
Total operating expenses	2,775,550	2,176,039	599,511
Other (income) and expenses
Forgiveness of trade payable	—	(416,000)	416,000
Warrant liability (income) expense	—	(77,237)	77,237
Unrealized gain	(20,427)	—	(20,427)
Interest income	(152,054)	—	(152,054)
Total other (income) and expenses	(172,481)	(493,237)	320,756
Net loss	$(2,603,069)	$(1,682,802)	$(920,267)

General and Administrative Expenses

General and administrative expenses were approximately $1,684,000 and $1,588,000, in the three months ended March 31, 2023 and 2022, respectively, representing an increase of $95,000, or approximately 6.0%. The increase was primarily due to an increase of $58,000 in travel related expenses and non-cash stock-based compensation expense of $227,000 following the issuance of options under the Amended and Restated Equity Incentive Plan (the “Amended Plan”) in April 2022, offset by a reduction in public company costs of $196,000.

Research and Development Expenses

Our research and development expenses during the three months ended March 31, 2023 and 2022 were approximately $1,092,000 and $588,000, respectively, representing an increase of $504,000, or approximately 85.8%.  The increase was primarily due to $465,000 in increased expenditures on our development programs, including work related to the clinical studies for the development of QRX003 and our research collaborations with Queensland University of Technology. Also, included in the 2023 expenses were approximately $34,000 of non-cash stock-based compensation expense allocated to research and development expense following the issuance of options under the Amended Plan in April 2022. We expect to increase our research and development efforts in 2023 by conducting the remaining studies necessary for the development and approval of QRX003, see “Components of Our Results of Operations - Research and Development Expenses” above.

We amortize licensed or acquired intellectual property over its expected useful life, included in research and development expenses set out above. The license from Skinvisible was obtained in October 2019.  Amortization of intangible assets was approximately $26,000 in each of the three month periods ended March 31, 2023 and 2022.

Other Expenses:

Interest and unrealized gain

We earned $152,000 in interest income and $20,000 in unrealized income in the three months ended March 31, 2023 from our cash and cash equivalents and investments in marketable debt securities.

Warrant liability income

We determined our warrants issued to investors in our 2020 notes (the “2020 Noteholder Warrants”) required liability treatment at fair value, which was remeasured at each reporting period up to March 2022. The 2020 Noteholder Warrants were exchanged for new warrants and reclassified as an equity instrument in March 2022.  In the three months ended March 31, 2022, we incurred a fair value gain of ($77,000) related to the 2020 Noteholder Warrants.

Forgiveness of trade payable

In our balance sheet as of December 31, 2021 we had a liability of $584,000 representing amounts due to an investor relations firm for services commencing in 2017. Effective March 31, 2022, we entered into a settlement with such firm to decrease the liability to $168,000 which resulted in $416,000 of income recognized in the three months ended March 31, 2022.

Liquidity and Capital Resources

We have incurred net losses every year since inception and had an accumulated deficit of approximately $40.1 million at March 31, 2023. We have a limited operating history and have historically funded our operations through debt and equity financings. We incurred net losses of approximately $2.6 million and negative cash flows from operations of $1.8 million for the three months ended March 31, 2023.  At March 31, 2023, we had cash and cash equivalent balances totaling $3.4 million and investments of $13.6 million. We have determined that we have sufficient resources to effect our business plan for at least one year from the issuance of the unaudited consolidated financial statements included in this report. However, we do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Additional financing will be required to complete the research and development of our therapeutic targets and our other operating requirements, which may not be available at acceptable terms, if at all. If we are unable to obtain additional funding when it becomes necessary, the development of our product candidates will be impacted and we would likely be forced to delay, reduce, or terminate some or all of our development programs, all of which could have a material adverse effect on our business, results of operations and financial condition.

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of planned clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will continue to increase in 2023 as we advance the clinical development of QRX003.

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

Summary Statement of Cash Flows

As of March 31, 2023, we had approximately $16,990,000 in cash and cash equivalents and investments in marketable securities. The table below presents our cash flows for the three month periods ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Net cash used in operating activities	$(1,746,535)	$(2,093,558)
Net cash used in investing activities	(3,491,505)	(50,000)
Net cash provided by (used in) financing activities	5,749,266	(150,000)
Net increase (decrease) in cash and cash equivalents	$511,226	$(2,293,558)

Operating Activities

Net cash used in operating activities was approximately $1,747,000 and $2,094,000 in the three months ended March 31, 2023 and 2022, respectively. The decrease in 2023 was primarily due to an increase in accounts payable and accrued expenses, offset by a decrease in prepaid expenses.

Investing Activities

Net cash used in investing activities was approximately $3,492,000 and $50,000 in the three months ended March 31, 2023 and 2022, respectively. The cash used in investing activities for the three months ended March 31, 2023 consisted of net purchases of short maturity US Treasury Bills from the proceeds of the February Offering, the cash used in investing activities in the three months ended March 31, 2022 consisted of payments of remaining amounts due under our license agreement with Skinvisible, see “Research and Development Commitments” below.

Financing Activities

Net cash provided by financing activities was approximately $5,749,000 for the three months ended March 31, 2023. The net cash provided increased due to the receipt of $5,849,000 million in net proceeds from the February Offering partially offset by repayments of amounts due to officers of $100,000. Net cash from financing activities in the three months ended March 31, 2022 consisted of repayments of amounts due to officers of $150,000.

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

In November 2020, Quoin Inc. entered into a Master Service Agreement for an initial term of three years with Therapeutics Inc. for managing preclinical and clinical development for new products in the field of dermatology. The agreement required the execution of individual work orders. Quoin Inc. may terminate any work order for any reason with 90 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Therapeutics Inc. A work order was entered into in June 2022 for the first QRX003 clinical study at an expected estimated cost of approximately $4.4 million through 2024. A further work order was entered into in December 2022 for the second QRX003 clinical study at an expected estimated cost of approximately $830,000 through 2024. For the three months ended March 31, 2023 and 2022, we incurred a research and development expense under these agreements of approximately $599,000 and $185,000 respectively.

In November 2021, we entered into a commitment with Queensland University of Technology for research related services associated with Netherton Syndrome of approximately $250,000 for an initial expected period of eighteen months. For the three months ended March 31, 2023 and 2022, we incurred research and development costs related to this agreement of approximately $50,000 and $0 respectively.

In May 2022, we entered into a commitment with Queensland University of Technology for research related services associated with Scleroderma of approximately $610,000 for an initial expected period of eighteen months. We incurred research and development expenses of approximately $88,000 for the three months ended March 31, 2023.

Critical Accounting Policies and Use of Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information otherwise required under this Item 3.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal or administrative proceedings or be subject to claims arising in the ordinary course of our business. We are currently not a party to any material legal or administrative proceedings, and we are not aware of any pending or threatened material legal or administrative proceedings against us.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from the risks previously reported in Part 1, Item 1A, “Risk Factors” of our Form 10-K. You should carefully consider the factors discussed in Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included in this Form 10-Q or incorporated herein by reference:

Exhibit No.	Exhibit Description
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

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 28, 2023).
4.3	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 28, 2023).
10.1	Form of Securities Purchase Agreement, dated February 22, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 28, 2023).
10.2

Placement Agency Agreement by and between A.G.P. / Alliance Global Partners and Quoin Pharmaceuticals Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 28, 2023)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101*

Information formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quoin Pharmaceuticals Ltd.

May 9, 2023	By:	/s/ Gordon Dunn
Name: Gordon Dunn
Title: Chief Financial Officer