Form 10-Q
period 2023-09-30
Quoin Pharmaceuticals, Ltd.
filed 2023-11-09
CIK 1671502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing one (1) Ordinary Share, no par value per share	QNRX	The Nasdaq Stock Market LLC
Ordinary Shares, no par value per share*		N/A
*	Not for trading, but only in connection with the registration of the American Depositary Shares (“ADSs”) pursuant to requirements of the Securities and Exchange Commission.

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

As of November 8, 2023, there were 987,220 ordinary shares, no par value per share, of the registrant outstanding, and 987,220 ADSs of the registrant outstanding (assuming all ordinary shares are represented by ADSs), with each ADS representing 1 ordinary share.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,163,426	$2,860,628
Investments	10,818,051	9,992,900
Prepaid expenses	159,851	516,584
Total current assets	14,141,328	13,370,112

Prepaid expenses - long term	300,000	383,390
Intangible assets, net	626,529	704,561
Total assets	$15,067,857	$14,458,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$239,978	$605,600
Accrued expenses	2,594,199	1,175,705
Accrued interest and financing expense	1,146,251	1,146,251
Due to officers – short term	600,000	600,000
Total current liabilities	4,580,428	3,527,556

Due to officers – long term	3,073,733	3,523,733
Total liabilities	$7,654,161	$7,051,289

Commitments and contingencies

Shareholders’ equity:
Ordinary shares, no par value per share, 8,333,334 ordinary shares authorized - 987,220 (987,220 ADS’s) ordinary shares issued and outstanding at September 30, 2023 and 403,887 (403,887 ADS’s) at December 31, 2022	$—	$—
Treasury stock, 45 ordinary shares	(2,932,000)	(2,932,000)
Additional paid in capital	54,499,138	47,855,521
Accumulated deficit	(44,153,442)	(37,516,747)
Total shareholders’ equity	7,413,696	7,406,774

Total liabilities and shareholders’ equity	$15,067,857	$14,458,063

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Operations (Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
Operating expenses
General and administrative	$4,685,241	$5,112,002	$1,366,464	$1,582,059
Research and development	2,475,596	2,059,769	758,759	745,506

Total operating expenses	7,160,837	7,171,771	2,125,223	2,327,565

Other (income) and expenses
Forgiveness of accounts payable	—	(416,000)	—	—
Warrant liability (income) expense	—	(77,237)	—	—
Unrealized loss (gain)	11,926	3,053	(2,119)	3,053
Interest income	(536,068)	(15,132)	(196,425)	(15,132)
Interest and financing expense	—	714,081	—	714,081
Total other (income) expense	(524,142)	208,765	(198,544)	702,002
Net loss	$(6,636,695)	$(7,380,536)	$(1,926,679)	$(3,029,567)
Deemed dividend on warrant modification	—	(65,266)	—	(65,266)
Net loss attributable to shareholders	$(6,636,695)	$(7,445,802)	$(1,926,679)	$(3,094,833)

Loss per ADS
Loss per ADS
Basic	$(7.61)	$(55.79)	$(1.95)	$(11.28)
Fully-diluted	$(7.61)	$(55.79)	$(1.95)	$(11.28)

Weighted average number of ADS’s outstanding
Basic	871,835	133,450	987,220	274,317
Fully-diluted	871,835	133,450	987,220	274,317

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three and Nine months ended September 30, 2022

			No		Additional
	Ordinary		Par	Treasury	Paid in	Accumulated
	Shares	ADS’s	Value	Stock	Capital	Deficit	Total
Balance at January 1, 2022	55,913	55,913	—	$(2,932,000)	$31,659,017	$(28,069,985)	$657,032

Net loss	—	—	—	—	—	(1,682,802)	(1,682,802)
Cashless exercise of warrants	1	1	—	—	—	—	—
Reclassification of warrant liability upon issuance of Exchange warrant	—	—	—	—	296,362	—	296,362

Balance at March 31, 2022	55,914	55,914	—	$(2,932,000)	$31,955,379	$(29,752,787)	$(729,408)

Net loss	—	—	—	—	—	(2,668,167)	(2,668,167)
Stock based compensation	—	—	—	—	229,441	—	229,441
Cashless exercise of warrants	28,508	28,508	—	—	—	—	—

Balance at June 30, 2022	84,422	84,422	—	$(2,932,000)	$32,184,820	$(32,420,954)	$(3,168,134)

Net loss	—	—	—	—	—	(3,029,567)	(3,029,567)
Stock based compensation	—	—	—	—	267,283	—	267,283
Issuance of ADS and Pre-Funded Warrants, net	280,000	280,000	—	—	14,904,569	—	14,904,569
Cashless exercise of warrants	35,783	35,783	—	—	—	—	—
Settlement of accrued expenses	3,682	3,682	—	—	193,537	—	193,537
Deemed dividend on warrant modifcation	—	—	—	—	65,266	(65,266)	—

Balance at September 30, 2022	403,887	403,887	—	$(2,932,000)	$47,615,475	$(35,515,787)	$9,167,688

Three and Nine months ended September 30, 2023

			No		Additional
	Ordinary		Par	Treasury	Paid in	Accumulated
	Shares	ADS’s	Value	Stock	Capital	Deficit	Total
Balance at January 1, 2023	403,887	403,887	—	$(2,932,000)	$47,855,521	$(37,516,747)	$7,406,774

Net loss	—	—	—	—	—	(2,603,069)	(2,603,069)
Issuance of ADS and Pre-Funded Warrants, net	583,333	583,333	—	—	5,849,266	—	5,849,266
Stock based compensation	—	—	—	—	261,472	—	261,472

Balance at March 31, 2023	987,220	987,220	—	$(2,932,000)	$53,966,259	$(40,119,816)	$10,914,443

Net loss	—	—	—	—	—	(2,106,947)	(2,106,947)
Stock based compensation	—	—	—	—	264,376	—	264,376

Balance at June 30, 2023	987,220	987,220	—	$(2,932,000)	$54,230,635	$(42,226,763)	$9,071,872

Net loss	—	—	—	—	—	(1,926,679)	(1,926,679)
Stock based compensation	—	—	—	—	268,503	—	268,503

Balance at September 30, 2023	987,220	987,220	—	$(2,932,000)	$54,499,138	$(44,153,442)	$7,413,696

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows used in operating activities:
Net loss	$(6,636,695)	$(7,380,536)
Change in fair value of warrant liability	—	(77,237)
Stock based compensation	794,351	496,724
Forgiveness of trade payable	—	(416,000)
Amortization of intangibles	78,032	78,032
Increase in accrued interest and financing expense	—	402,411
Unrealized gain and accrued interest on investments	(369,467)	(12,079)
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	1,052,872	(148,493)
Decrease in prepaid expenses & other assets	440,123	518,788
Net cash used in operating activities	$(4,640,784)	$(6,538,390)

Cash flows used in investing activities:
Purchase of investments	$(18,090,684)	$(9,899,121)
Proceeds from maturity of investments	17,635,000	—
Payment for license acquisition	—	(250,000)
Net cash used in investing activities	$(455,684)	$(10,149,121)

Cash flows provided by financing activities:
Payment of amounts due to officers	$(450,000)	$(449,999)
Proceeds from sale of equity securities, net	5,849,266	14,904,569
Net cash provided by financing activities	$5,399,266	$14,454,570

Net change in cash and cash equivalents:	302,798	(2,232,941)
Cash and cash equivalents - beginning of period	2,860,628	7,482,773
Cash and cash equivalents - end of period	$3,163,426	$5,249,832

Supplemental information - Non cash items:
Reclassification of warrant liability to equity upon issuance of “Exchange warrants”	$—	$296,362
Deemed dividend on warrant modification	$—	$65,266
Offering expenses associated with warrant modification	$238,231	$491,601
Settlement of accrued expenses	$—	$193,537

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

NOTE 1 – ORGANIZATION AND BUSINESS

Quoin Pharmaceuticals Ltd. (“Quoin Ltd.,” or the “Company”), formerly known as Cellect Biotechnology Ltd. (“Cellect”), is the holding company for Quoin Pharmaceuticals, Inc., a Delaware corporation (“Quoin Inc.”). Quoin Inc. was incorporated in Delaware on March 5, 2018. On October 28, 2021, Cellect completed the business combination with Quoin Inc., with Quoin Inc. surviving as a wholly-owned subsidiary of Cellect (the “Merger”). Immediately after completion of the Merger, Cellect changed its name to “Quoin Pharmaceuticals Ltd.”

Effective July 18, 2023, the ratio of American Depositary Shares (“ADSs”) evidencing ordinary shares changed from 1 ADS representing five thousand (5,000) ordinary shares to 1 ADS representing sixty thousand (60,000) ordinary shares, which resulted in a 1 for 12 reverse split of the issued and outstanding ADSs. Effective November 8, 2023, the Company completed a 1 for 60,000 reverse split of the ordinary shares which resulted in the ratio of ADSs evidencing ordinary shares to be changed from 1 ADS representing sixty thousand (60,000) ordinary shares to 1 ADS representing one (1) ordinary share. All ordinary share, ADSs and related option and warrant information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the number of ordinary shares and ADSs resulting from the aforementioned ordinary share reverse split and ADS ratio changes.

The Company is a clinical stage specialty pharmaceutical company dedicated to the development and commercialization of therapeutic products that treat rare and orphan diseases for which there are currently no approved treatments or cures. The Company’s initial focus is on the development of products, using proprietary owned and in-licensed drug delivery technologies, that could help address rare skin diseases. The Company’s first lead product is QRX003, a once daily, topical lotion comprised of a broad-spectrum serine protease inhibitor, formulated with the proprietary in-licensed Invisicare® technology, is under development as a potential treatment for Netherton Syndrome (“NS”), a rare hereditary genetic disease. QRX003 is currently being tested in two clinical studies in the United States (“U.S.”) under an open Investigational New Drug (“IND”) application with the Food and Drug Administration (“FDA”). Dosing of patients commenced in December 2022 for the first study and in March 2023 for the second study. The Company is also developing QRX004 as a potential treatment for Recessive Dystrophic Epidermolysis Bullosa (“RDEB”). In addition, the Company has entered into Research Agreements with the Queensland University of Technology (“QUT”), which include an option for global licenses to QRX007 for the potential treatment of NS and QRX008 for the potential treatment of scleroderma. To date, no products have been commercialized and revenue has not been generated.

NOTE 2 - LIQUIDITY RISKS AND OTHER UNCERTAINTIES

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”), which contemplates continuation of the Company as a going concern. The Company has incurred net losses every year since inception and has an accumulated deficit of approximately $44.2 million at September 30, 2023. The Company has limited operating history and has historically funded its operations through debt and equity financings. The Company incurred net losses of approximately $6.6 million, and negative cash flows from operations of $4.6 million for the nine months ended September 30, 2023. At September 30, 2023, the Company had cash balances totaling $3.2 million and investments of $10.8 million. The Company has determined that it has sufficient cash and liquidity to effect its business plan for at least one year from the issuance of these unaudited condensed consolidated financial statements.

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

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2023 and for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2022 and for the year then ended which are included in the Company’s Annual Report on Form 10- K, filed with the SEC on March 15, 2023. The Company operates in one segment.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in developing the estimates and assumptions that are used in the preparation of these financial statements including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: stock-based compensation research and development expense recognition, intangible asset estimated useful lives and impairment assessments, allowances of deferred tax assets, and cash flow assumptions regarding going concern considerations.

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

The Company assesses classification of its warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required. The Company evaluated the warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that such warrants meet the criteria for equity classification in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

Investments:

Investments as of September 30, 2023 and December 31, 2022 consist of U.S. Treasury Bills, which are classified as trading securities, totaling $10.8 million and $10.0 million, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date.

Long-lived assets:

Long-lived assets are comprised of acquired technology and licensed rights to use technology, which are considered platform technology with alternative future uses beyond the current products in development. Such intangible assets are being amortized on a straight-line basis over their expected useful life of 10 years.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

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

The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three and nine months ended September 30, 2023 and 2022, there were no impairment indicators which required an impairment loss measurement.

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

The Company also accounts for uncertain tax positions using the more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the Company’s income tax returns. As of September 30, 2023 and December 31, 2022, the Company had no uncertain tax positions which affected its financial position and its results of operations or its cash flows and will continue to evaluate for uncertain tax positions in the future. If at any time the Company should record interest and penalties in connection with income taxes, the interest and the penalties will be expensed within the interest and general and administrative expenses, respectively.

Stock based compensation:

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

pricing model, net of actual forfeitures. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

Since the Company has a limited history of trading as a public company, the Company’s expected stock volatility is based on a weighting of its historical volatility along with a group of a publicly traded set of peer companies. The Company utilizes the simplified method to estimate the expected term. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield was assumed to be zero as the Company has not paid and dividends since its inception and does not anticipate paying dividends in the foreseeable future.

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

For the three and nine months ended September 30, 2023, the number of shares excluded from the diluted net earnings (loss) per share included outstanding warrants to purchase 864,068 ADS and outstanding stock options to purchase 26,667 ADS. For the three and nine months ended September 30, 2022, the number of shares excluded from the diluted net earnings (loss) per share included warrants to purchase 280,735 ADSs and outstanding options to purchase 25,760 ADSs, respectively. The inclusion of these stock options and warrants from both periods in 2023 and 2022 in the denominator would be anti-dilutive.

NOTE 4 – ACCRUED INTEREST AND FINANCING EXPENSE

On October 2, 2020, Quoin Inc. issued promissory notes (the “2020 Notes”) and warrants to certain investors (“2020 Noteholders”). The 2020 Notes were mandatorily convertible into 432 ADSs in 2021. The ADSs issued to the 2020 Noteholders did not include the accrued interest estimated to be approximately $744,000 at December 31, 2021. A total of $312,000 was paid to two of the five 2020 Noteholders during the year ended December 31, 2022 and based on the terms of this cash settlement , the Company’s estimate of the liability to the remaining three 2020 Noteholders increased to $1,146,000 as of September 30, 2023 and December 31, 2022. There was no interest expense in the three and nine month periods ended September 30, 2023.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy at September 30, 2023 and December 31, 2022:

September 30, 2023	Level 1	Level 2	Level 3	Total
US Treasury Bills	$10,818,051	$—	$—	$10,818,051
Total US Treasury Bills Asset	$10,818,051	$—	$—	$10,818,051

December 31, 2022	Level 1	Level 2	Level 3	Total
US Treasury Bills	$9,992,900	$—	$—	$9,992,900
Total US Treasury Bills Asset	$9,992,900	$—	$—	$9,992,900

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

NOTE 6 – STOCK BASED COMPENSATION

In March 2022, the Board of Directors of the Company approved the Amended and Restated Equity Incentive Plan (the “Amended Plan”), which was approved by the shareholders at the Company’s Annual General Meeting of Shareholders held on April 12, 2022. The Amended Plan increased the number of ordinary shares reserved for issuance under such equity incentive plan to 15% of the Company’s outstanding ordinary shares on a fully-diluted basis, or 281,532 ordinary shares represented by 281,532 ADSs as of September 30, 2023. Under the Amended Plan, the Company may grant options to its directors, officers, employees, consultants, advisers and service providers. As of September 30, 2023, 254,865 ADSs remained available for grant under the Amended Plan.

The following table summarizes stock-based activities under the Amended Plan:

		Weighted	Weighted
		Average	Average
	ADS Underlying	Exercise	Contractual
	Options	Price	Terms
Outstanding at December 31, 2022	25,595	$210.00	9.28
Granted	1,071	$210.00
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2023	26,666	$210.00	8.64

Exercisable options at September 30, 2023	7,381	$210.00	8.57

The intrinsic value of outstanding options at September 30, 2023 was $0.

Stock based compensation expense was approximately $269,000 ($34,000 included in research and development expense and $235,000 included in general and administrative expenses) in the three months ended September 30, 2023 and approximately $794,000 ($103,000 included in research and development expense and $691,000 included in general and administrative expenses) in the nine months ended September 30, 2023.

Stock based compensation expense was approximately $267,000 ($35,000 included in research and development expense and $232,000 included in general and administrative expenses) in the three months ended September 30, 2022 and approximately $497,000 ($65,000 included in research and development expense and $432,000 included in general and administrative expenses) in the nine months ended September 30, 2022.

At September 30, 2023, the total unrecognized compensation expense related to non-vested options was approximately $2,413,000 and is expected to be recognized over the remaining weighted average service period of approximately 2.33 years.

NOTE 7 – PREPAID EXPENSES

Prepaid expenses are as follows:

	September 30,	December 31,
	2023	2022
Prepaid R&D costs	$383,390	$383,390
Prepaid insurance	56,211	508,084
Prepaid expense	20,250	8,500
Total	$459,851	$899,974
Less: Short-term portion	(159,851)	(516,584)
Long-term portion	$300,000	$383,390

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are as follows:

	September 30,	December 31,
	2023	2022
Research contract expenses (note 12)	$684,899	$105,071
Payroll	1,426,435	788,169
Payroll taxes (note 11)	165,610	159,593
Professional fees	206,254	44,278
Other Expenses	111,001	78,594
Total	$2,594,199	$1,175,705

NOTE 9 – IN-LICENSED TECHNOLOGY

Polytherapeutics:

On March 24, 2018, Quoin Inc. entered into a securities purchase agreement (the “Acquisition Agreement”), in which it agreed to acquire all of the equity interests in Polytherapeutics, Inc. (the “Seller” or “Polytherapeutics”) for $40,833 and future royalties provided Quoin Inc. commercializes products using the technology developed by the Seller. The terms of any royalty payments to the Seller are 4.0% of the net revenue of royalty products, as defined in the Acquisition Agreement during the ten (10) year period commencing from the date of first sale of a royalty product. If a generic product is introduced by a third party to the market, during the royalty period, the royalty fees shall be reduced from 4% to 2%. If, during the royalty period, two or more generic products are introduced, the royalty fees shall be reduced from 2% to 0%. There were no royalty obligations due at September 30, 2023 and December 31, 2022.

Skinvisible:

In October 2019, Quoin Inc. entered into the Exclusive Licensing Agreement (as amended from time to time, the “License Agreement”) with Skinvisible Pharmaceuticals, Inc. (“Skinvisible”), under which Skinvisible granted the Company an exclusive royalty-bearing license relating to the production and manufacture of prescription drug products related to certain patents held by Skinvisible, including those related to QRX003 and QRX004. The Company made Skinvisible a one-time non-refundable, non-creditable license fee of $1 million (the “License Fee”). In addition, the Company agreed to pay Skinvisible a single digit royalty percentage of the Company’s net sales revenues for any licensed product covered by the patent rights licensed under the License Agreement. The Company also agreed to pay Skinvisible 25% of any revenues the Company receives as royalties in the event that the Company sublicense any licensed products to a third party. The License Agreement also requires that the Company make a $5 million payment to Skinvisible upon receiving approval in the U.S. or European Union, whichever occurs first, for the first drug product developed using intellectual property licensed thereunder. There were no milestone or royalty obligations due at September 30, 2023 and December 31, 2022.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

NOTE 10 - INTANGIBLE ASSETS

Intangible assets are as follows:

	September 30,	December 31,
	2023	2022
Acquired technology – Polytherapeutics	$40,433	$40,433
Technology license – Skinvisible	1,000,000	1,000,000
Total cost	1,040,433	1,040,433
Accumulated amortization	(413,904)	(335,872)
Net book value	$626,529	$704,561

The Company recorded amortization expense of approximately $78,000 for the nine months ended September 30, 2023 and 2022 and approximately $26,000 for the three months ended September 30, 2023 and 2022. The annual amortization expense expected to be recorded for existing intangible assets for the years 2023 through 2026, and thereafter, is approximately $26,000, $104,000, $104,000, $104,000 and $288,000, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

Due to Officers/Founders:

Due to the limited funding of Quoin Inc. prior to the consummation of the Merger, the compensation, including salary, office and car allowances and other benefits, due to Dr. Myers and Ms. Carter under their respective employment agreements, as well as reimbursement of expenses and other amounts paid to third parties on behalf of Quoin Inc., were accrued as indebtedness to Dr. Myers and Ms. Carter. Following the closing of the Merger, Quoin Inc. began making payments of $25,000 per month to each of Dr. Myers and Ms. Carter to repay the above-described non-interest-bearing indebtedness. The Company repaid $75,000 and $75,000 of such indebtedness to Dr. Myers and $200,000 and $75,000 to Ms. Carter in the three months ended September 30, 2023 and 2022, respectively. The Company repaid $225,000 and $225,000 of such indebtedness to Dr. Myers and $225,000 and $225,000 to Ms. Carter in the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, approximately $2,034,000 and $1,640,000 of such indebtedness was outstanding to Dr. Myers and Ms. Carter, respectively.

Amounts due to officers at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Salaries and other compensation	$3,673,733	$4,108,500
Invoices paid on behalf of the Company	—	15,232
Total	$3,673,733	$4,123,732
Less: Short-term portion	(600,000)	(600,000)
Long-term portion	$3,073,733	$3,523,733

Expenses:

Research and development expense, incurred in the three months ended September 30, 2023 and 2022, was $0 and $12,000 and $12,000 and $36,000 in the nine months ended September 30, 2023 and 2022, respectively, for payments to the CEO Dr. Myers’ son, who had been consulting for the Company on research and development matters from time to time. As of March 31, 2023, Dr. Myers’ son no longer provided consulting services to the Company.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

Interest Payable:

See Note 4 for interest payable on the 2020 Notes.

NOTE 12 – RESEARCH, CONSULTING AGREEMENTS AND COMMITMENTS

Research agreements

In November 2020, Quoin Inc. entered into a Master Service Agreement for an initial term of three years with Therapeutics Inc. for managing preclinical and clinical development for new products in the field of dermatology. The agreement required the execution of individual work orders. Quoin Inc. may terminate any work order for any reason with 90 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Therapeutics Inc. A work order was entered into in June 2022 for the first QRX003 clinical study at an expected estimated cost of approximately $4.4 million through 2024. A further work order was entered into in December 2022 for the second QRX003 clinical study at an expected estimated cost of approximately $830,000 through 2024. For the three and nine months ended September 30, 2023 and 2022, the Company incurred a research and development expense under these agreements of approximately $155,000 and $1,113,000, and $423,000 and $904,000 respectively. During the three months ended September 30, 2023, the Company received a credit of approximately $278,000 applied to prior expenses incurred during the period of March 2023 to July 2023.

In November 2021, the Company entered into a commitment with Queensland University of Technology for research related services associated with Netherton Syndrome of approximately $250,000 for an expected period of eighteen months. In May 2022, the Company entered into a commitment with Queensland University of Technology for research related services associated with Scleroderma of approximately $610,000 for an expected period of eighteen months. For the three and nine months ended September 30, 2023 and 2022, the Company incurred research and development costs related to these agreements of approximately $85,000 and $361,000, and $173,000 and $250,000 respectively.

Consulting agreement:

Quoin Inc. entered into a consulting agreement with an Investor Relations (IR) firm, which provided for a monthly fee of $14,000. The agreement had an automatic annual renewal clause and was in effect in November 2017. The Company owed the IR firm $584,000 as of December 31, 2021. Effective March 31, 2022, the Company entered into a settlement agreement with the IR firm reducing the liability to $168,000 and recognized $416,000 as other income in the accompanying consolidated statement of operations. The liability was fully repaid as of April 1, 2023. No expenses were incurred in both the three and nine months ended September 30, 2023 and 2022, respectively.

Performance milestones and Royalties

See Note 9 for asset and in-licensed technology commitments.

NOTE 13 – SHAREHOLDERS’ EQUITY

The Company held its Annual General Meeting on April 12, 2022, at which the Company’s shareholders approved an increase to the authorized share capital to 833,334 ordinary shares, no par value. The Company held another Annual General Meeting on November 3, 2022, at which the Company’s shareholders approved an increase to the authorized share capital to 8,333,334 ordinary shares from 833,334, no par value. The Company held its 2023 Annual General Meeting on October 26, 2023, at which the Company’s shareholders approved an increase to the authorized share capital to 100,000,000 ordinary shares from 8,333,334, no par value. These ordinary shares are not redeemable and do not have any preemptive rights.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

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

February 2023 Offering

On February 24, 2023 (the “February Closing Date”), the Company completed an offering (the “February Offering”) of 412,500 ordinary shares represented by 412,500 ADSs at a purchase price of $12.00 per ADS and a pre-funded warrant (the “February Pre-Funded Warrant”) to purchase 170,833 ordinary shares represented by 170,833 ADSs at a per pre-funded warrant price of $11.9988, with each ADS and February Pre-Funded Warrant accompanied by an ordinary warrant (the “February Common Warrant”) for aggregate gross proceeds of $7.0 million, resulting in net proceeds of approximately $5.8 million, after deducting the placement agent’s fees and offering expenses. Each February Common Warrant has an exercise price of $12.00 per ADS and expires on the fifth anniversary of the February Closing Date. On the February Closing Date, the holder of the February Pre-Funded Warrant exercised its Pre-Funded Warrant in full.

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

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

September 30, 2023 and 2022

In connection with the February Offering, the Company entered into an Amendment No. 1 to Warrant to Purchase Ordinary Shares Represented by American Depositary Shares, dated February 24, 2023 (collectively, the “Warrant Amendments”), with each of the purchasers (the “2022 Purchasers”) who participated in both the Company’s public offering completed in August 2022 (the “August Offering”) and February Offering. The Warrant Amendments amended certain terms of the Common Warrants issued in the August Offering to such 2022 Purchasers. Specifically, the Warrant Amendments reduced the exercise price of Common Warrants to purchase 236,670 ADSs out of the total 280,000 issued in the August Offering from $60.00 to $13.20 and extended the term during which those warrants could remain exercisable until February 24, 2028. The incremental fair value of the modified warrants was approximately $238,000, which was accounted for as an offering expense in connection with the February Offering.

Warrants

The following table summarizes warrant activities during the nine months ended September 30, 2023:

		Weighted
	ADSs	Average
	Underlying	Exercise Price
	Warrants	Per ADS
Outstanding at December 31, 2022	280,735	$24.71	*
Granted Common Warrants	583,333	12.00
Granted Pre-Funded Warrants	170,833	—
Exercised Pre-Funded Warrants	(170,833)	—
Outstanding and exercisable at September 30, 2023	864,068	$16.13
*	Includes the reduction of the exercise price from $60.00 per ADS to $13.20 per ADS for Common Warrants issued in the August Offering to investors who participated in both the Company’s August Offering and February Offering, see above.

NOTE 14 – CONTINGENCIES

From time to time, the Company may become involved in various legal matters arising in the ordinary course of business. Management is unaware of any matters requiring accrual for related losses in the financial statements.

NOTE 15 – LICENSE AGREEMENTS

As of September 30, 2023, the Company has entered into nine license and supply agreements, whereby the Company will receive a royalty or other proceeds from the specified product revenues in select non-US markets from the licensor, if and when the underlying products are approved and commercialized. No royalty revenues have been received through September 30, 2023 under any of these agreements.

NOTE 16 - SUBSEQUENT EVENTS

On October 26, 2023, the Company held an Annual General Meeting of Shareholders, at which the shareholders approved, among other items, the following:

●	The reverse split of the Company’s ordinary shares at a ratio of 1 for 60,000, which resulted in one ADS representing one ordinary share. The reverse split became effective on November 8, 2023.
●	The increase of authorized share capital to 100,000,000 ordinary shares from 8,333,334 ordinary shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes thereto included in Part I-Item 1 of this Form 10-Q, as well as our consolidated financial statements and notes thereto included in our Form 10-K. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q.

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

Our objective is to develop and commercialize proprietary therapeutic drug products. To this effect, we intend to develop and seek marketing approvals from the FDA and other worldwide regulatory bodies for rare and orphan diseases. To achieve these objectives, we plan to:

●	complete the late-stage clinical testing of QRX003 and, if successful, file for marketing approval in the United States and other territories;
●	prepare to commercialize QRX003 by establishing our own sales infrastructure in the U.S. and Europe and entering into distribution partnerships in other territories such as those currently established for Canada, Australia/New Zealand, the Middle East, China, Hong Kong, Taiwan, Latin America, Central and Eastern Europe, Turkey and Singapore; and
●	pursue business development activities by seeking partnering, licensing, merger and acquisition opportunities or other transactions to further expand our pipeline and drug-development capabilities.

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

ADS Ratio Change and Ordinary Share Reverse Split

Effective July 18, 2023, the ratio of American Depositary Shares (“ADSs”) evidencing ordinary shares changed from 1 ADS representing five thousand (5,000) ordinary shares to 1 ADS representing sixty thousand (60,000) ordinary shares, which resulted in a 1 for 12 reverse split of the issued and outstanding ADSs. Effective November 8, 2023, the Company completed a 1 for 60,000 reverse split of the ordinary shares which resulted in the ratio ADSs evidencing ordinary shares to be changed from 1 ADS representing sixty thousand (60,000) ordinary shares to 1 ADS representing one (1) ordinary share. All ordinary share, ADSs and related option and warrant information presented in this section, as well as our financial statements and accompanying footnotes, has been retroactively adjusted to reflect the number of ordinary shares and ADSs resulting from the aforementioned ordinary share reverse split and ADS ratio changes.

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

In November 2022, we submitted a protocol for our second clinical study in NS patients to the FDA under our currently open IND (the “Open Label Study”) . This study was cleared by the FDA to initiate in December 2022. Dosing commenced in March 2023, patients are actively being screened and recruited into the study,. This study is being conducted in ten NS patients who are currently receiving off-label systemic therapy, primarily systemic biologic therapy. This is an open-label study with no placebo control. While there is no assurance regarding the final results of the Open Label Study, we have received the initial positive clinical data based on the available data from six evaluable subjects completing the Open Label Study. Both of our NS clinical studies are running concurrently and utilize the same clinical trial sites and investigators.

Public Offering

On February 24, 2023 (the “February Closing Date”), we completed an offering (the “February Offering”) of 412,500 ordinary shares represented by 412,500 ADSs at a purchase price of $12.00 per ADS and a pre-funded warrant (the “February Pre-Funded Warrant”) to purchase 170,833 ordinary shares represented by 170,833 ADSs at a per pre-funded warrant price of $11.9988, with each ADS and February Pre-Funded Warrant accompanied by an ordinary warrant (the “February Common Warrant”) for aggregate gross proceeds of $7.0 million, resulting in net proceeds of approximately $5.8 million, after deducting the placement agent’s fees and offering expenses paid by us, and excluding the proceeds, if any, from the subsequent exercise of the February Common Warrants. Each February Common Warrant has an exercise price of $12.00 per ADS and expires on the fifth anniversary of the February Closing Date. On the February Closing Date, the holder of the February Pre-Funded Warrant exercised its Pre-Funded Warrant in full.

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

Results of Operations – Three months ended September 30, 2023 compared to the three months ended September 30, 2022

The following table sets forth our results of operations for the three months ended September 30, 2023, compared to the three months ended September 30, 2022:

	Three months ended September 30,
	2023	2022	Change
Operating expenses
General and administrative	$1,366,464	$1,582,059	$(215,595)
Research and development	758,759	745,506	13,253
Total operating expenses	2,125,223	2,327,565	(202,342)
Other (income) and expenses
Unrealized loss and (gain)	(2,119)	3,053	(5,172)
Interest income	(196,425)	(15,132)	(181,293)
Interest expense	—	714,081	(714,081)
Total other (income) expense	(198,544)	702,002	(900,546)
Net loss	$(1,926,679)	$(3,029,567)	$1,102,888

General and Administrative Expenses

General and administrative expenses were approximately $1,366,000 and $1,582,000, in the three months ended September 30, 2023 and 2022, respectively, representing a decrease of approximately $216,000, or approximately 14%. The decrease was primarily due to a decrease in public company costs of $73,000, decreased travel costs for $41,000 and a decrease in insurance costs of $53,000.

Research and Development Expenses

Our research and development expenses during the three months ended September 30, 2023 and 2022 were approximately $759,000 and $746,000, respectively, representing an increase of approximately $13,000, or approximately 2%. The increase was primarily due to an increase of $303,000 worth of expenditures on our development programs, including work related to the clinical studies for the development of QRX003 and our research collaborations with Queensland University of Technology, offset by an approximately $278,000 credit for prior expenses incurred during the period of March 2023 to July 2023. We expect to increase our research and development efforts during the remainder of 2023 as we continue to conducting the studies necessary for the development and approval of QRX003, see “Components of Our Results of Operations - Research and Development Expenses” above.

We amortize licensed or acquired intellectual property over its expected useful life, included in research and development expenses set forth above. The license from Skinvisible was obtained in October 2019. Amortization of intangible assets was approximately $26,000 in each of the three month periods ended September 30, 2023 and 2022.

Other (Income) and Expenses:

Interest income and unrealized loss

We earned approximately $196,000 in interest income and approximately $2,000 in unrealized gain, and earned approximately $15,000 in interest income and incurred approximately $3,000 in unrealized loss in the three months ended September 30, 2023 and September 30, 2022, respectively, from our cash and cash equivalents and investments in marketable debt securities.

Interest expense on promissory notes we issued in 2020 “the 2020 Notes” was $714,000 in the three months ended September 30, 2022.

Results of Operations – Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

The following table sets forth our results of operations for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine months ended September 30,
	2023	2022	Change
Operating expenses
General and administrative	$4,685,241	$5,112,002	$(426,761)
Research and development	2,475,596	2,059,769	415,827
Total operating expenses	7,160,837	7,171,771	(10,934)
Other (income) and expenses
Forgiveness of trade payable	—	(416,000)	416,000
Warrant liability (income) expense	—	(77,237)	77,237
Unrealized loss	11,926	3,053	8,873
Interest income	(536,068)	(15,132)	(520,936)
Interest expense	—	714,081	(714,081)
Total other (income) expense	(524,142)	208,765	(732,907)
Net loss	$(6,636,695)	$(7,380,536)	$743,841

General and Administrative Expenses

General and administrative expenses were approximately $4,685,000 and $5,112,000, in the nine months ended September 30, 2023 and 2022, respectively, representing a decrease of approximately $427,000, or approximately 8%. The decrease was primarily due to a decrease in legal fees and other public company expenses of $528,000, a decrease in insurance of $156,000, offset by an increase of $259,000 in non-cash stock-based compensation expense.

Research and Development Expenses

Our research and development expenses during the nine months ended September 30, 2023 and 2022 were approximately $2,476,000 and $2,060,000, respectively, representing an increase of approximately $416,000, or approximately 20%. The increase was primarily due to an increase of $668,000 worth of expenditures on our development programs, including work related to the clinical studies for the development of QRX003 and our research collaborations with Queensland University of Technology, offset by an approximately $278,000 credit for prior expenses incurred during the period of March 2023 to July 2023. We expect to increase our research and development efforts during the remainder of 2023 as we continue to conduct the studies necessary for the development and approval of QRX003, see “Components of Our Results of Operations - Research and Development Expenses” above.

We amortize licensed or acquired intellectual property over its expected useful life, included in research and development expenses set out above. The license from Skinvisible was obtained in October 2019. Amortization of intangible assets was approximately $78,000 in each of the nine month periods ended September 30, 2023 and 2022.

Other (Income) and Expenses:

Interest and unrealized loss

We earned approximately $536,000 in interest income and incurred approximately $12,000 in unrealized loss, and earned approximately $15,000 in interest income and incurred approximately $3,000 in unrealized loss, in the nine months ended September 30, 2023 and September 30 2022, respectively, from our cash and cash equivalents and investments in marketable debt securities.

Interest expense on the 2020 Notes was approximately $714,000 in the nine months ended September 30, 2022.

Warrant liability income

We determined our warrants issued to investors in our 2020 Notes (the “2020 Noteholder Warrants”) required liability treatment at fair value, which was remeasured at each reporting period up to March 2022. The 2020 Noteholder Warrants were exchanged for new warrants and reclassified as an equity instrument in March 2022.  In the nine months ended September 30, 2022, we incurred a fair value gain of ($77,000) related to the 2020 Noteholder Warrants.

Forgiveness of trade payable

In our balance sheet as of December 31, 2021 we had a liability of $584,000 representing amounts due to an investor relations firm for services commencing in 2017. Effective March 31, 2022, we entered into a settlement with such firm to decrease the liability to $168,000 which resulted in approximately $416,000 of income recognized in the nine months ended September 30, 2022.

Liquidity and Capital Resources

We have incurred net losses every year since inception and had an accumulated deficit of approximately $44.2 million at September 30, 2023. We have a limited operating history and have historically funded our operations through debt and equity financings. We incurred net losses of approximately $6.6 million and negative cash flows from operations of $4.6 million for the nine months ended September 30, 2023. At September 30, 2023, we had cash and cash equivalent balances totaling $3.2 million and investments of $10.8 million. We have determined that we have sufficient resources to effect our business plan for at least one year from the issuance of the unaudited consolidated financial statements included in this report. However, we do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Additional financing will be required to complete the research and development of our therapeutic targets and our other operating requirements, which may not be available at acceptable terms, if at all. If we are unable to obtain additional funding when it becomes necessary, the development of our product candidates will be impacted and we would likely be forced to delay, reduce, or terminate some or all of our development programs, all of which could have a material adverse effect on our business, results of operations and financial condition.

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

Summary Statement of Cash Flows

As of September 30, 2023, we had approximately $3,163,000 in cash and cash equivalents and $10,818,000 in investments in marketable securities. The table below presents our cash flows for the nine month periods ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(4,640,784)	$(6,538,390)
Net cash used in investing activities	(455,684)	(10,149,121)
Net cash provided by financing activities	5,399,266	14,454,570
Net increase (decrease) in cash and cash equivalents	$302,798	$(2,232,941)

Operating Activities

Net cash used in operating activities was approximately $4,641,000 and $6,538,000 in the nine months ended September 30, 2023 and 2022, respectively. The decrease in 2023 was primarily due to a decrease in prepaid expenses and increase in accrued expenses, offset by a decrease in accounts payable.

Investing Activities

Net cash used in investing activities was approximately $456,000 and $10,149,000 in the nine months ended September 30, 2023 and 2022, respectively. The cash used in investing activities for the nine months ended September 30, 2023 consisted of net purchases of short maturity US Treasury Bills from the proceeds of the February Offering, and the cash used in investing activities in the nine months ended September 30, 2022 consisted consisted of net purchases of short maturity US Treasury Bills from the proceeds of the August Offering and payments of remaining amounts due under our license agreement with Skinvisible, see “Research and Development Commitments” below.

Financing Activities

Net cash provided by financing activities was approximately $5,399,000 for the nine months ended September 30, 2023. The net cash provided increased due to the receipt of approximately $5,849,000 in net proceeds from the February Offering partially offset by repayments of amounts due to officers of $450,000. Net cash provided by financing activities in the nine months ended September 30, 2022 was $14,545,000, representing net proceeds of $14.9 million from the August 2022 Offering, offset by repayments of amounts due to officers of $450,000.

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

In November 2020, Quoin Inc. entered into a Master Service Agreement for an initial term of three years with Therapeutics Inc. for managing preclinical and clinical development for new products in the field of dermatology. The agreement required the execution of individual work orders. Quoin Inc. may terminate any work order for any reason with 90 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Therapeutics Inc. A work order was entered into in June 2022 for the first QRX003 clinical study at an expected estimated cost of approximately $4.4 million through 2024. A further work order was entered into in December 2022 for the second QRX003 clinical study at an expected estimated cost of approximately $830,000 through 2024. For the three and nine months ended September 30, 2023 and 2022, we incurred a research and development expense under these agreements of approximately $155,000 and $1,113,000, and $423,000 and $904,000, respectively. During the three months ended September 30, 2023, we received a credit of approximately $278,000 applied to prior expenses incurred during the period of March 2023 to July 2023.

In November 2021, we entered into a commitment with Queensland University of Technology for research related services associated with Netherton Syndrome of approximately $250,000 for an initial expected period of eighteen months. In May 2022, we entered into a commitment with Queensland University of Technology for research related services associated with Scleroderma of approximately $610,000 for an initial expected period of eighteen months. For the three and nine months ended September 30, 2023 and 2022, we incurred research and development costs related to these agreements of approximately $85,000 and $361,000, and $173,000 and $250,000, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Repurchases of Equity Securities.

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

3.4

Amendment to the Amended and Restated Articles of Association of Quoin Pharmaceuticals Ltd., adopted on October 26, 2023 (incorporated by reference to Annex A included in the proxy statement filed with the SEC on September 12, 2023).

10.1

License and Distribution Agreement, by and between Quoin Pharmaceuticals Ltd. and Farma Mondo (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 13, 2023.(certain provisions of this exhibit have been omitted pursuant to Regulation S-K, Item 601(b)(10)(iv)).

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

Quoin Pharmaceuticals Ltd.

November 9, 2023	By:	/s/ Gordon Dunn
Name: Gordon Dunn
Title: Chief Financial Officer