Form 10-K
period 2023-12-31
Quoin Pharmaceuticals, Ltd.
filed 2024-03-14
CIK 1671502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number:  001-37846

QUOIN PHARMACEUTICALS LTD.

(Exact name of registrant as specified in its charter)

State of Israel	92-2593104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42127 Pleasant Forest Court

Ashburn, VA 20148-7349

(Address of principal executive offices; Zip Code)

Registrant’s telephone number, including area code: (703) 980-4182

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing one (1) Ordinary Shares, no par value per share	QNRX	The Nasdaq Stock Market LLC
Ordinary Shares, no par value per share*		N/A

*	Not for trading, but only in connection with the registration of the American Depositary Shares pursuant to requirements of the Securities and Exchange Commission.

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates, computed by reference to the closing price at which the American Depositary Shares (“ADS”) were last sold on The Nasdaq Stock Market LLC as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.8 million. The registrant has no non-voting common equity.

As of March 13, 2024, the registrant had 3,685,970 ordinary shares, no par value per share, outstanding, and 3,685,970 ADSs outstanding (assuming all ordinary shares are represented by ADSs), with each ADS representing one (1) ordinary share.

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

Important factors that could cause actual results, developments and business decisions to differ materially from those anticipated in these forward-looking statements include, among other things:

●	our limited operating history and the difficulties encountered by a small developing company;
●	our history of losses and need for additional capital to fund our operations and our inability to obtain additional capital on acceptable terms, or at all;
●	our lack of revenue generated from product sales since inception, and potential inability to be profitable;
●	uncertainties of cash flows and inability to meet working capital needs;
●	our ability to obtain regulatory approvals;
●	our ability to generate favorable pre-clinical and clinical trial results;
●	our ability to identify and develop potential product candidates;
●	additional costs or delays associated with unsuccessful clinical trials;
●	the inability to predict the timing of revenue from sales of a future product;
●	the extensive regulatory requirements and future developmental and regulatory challenges we will still face even if we obtain approval for a product candidate;
●	our ability to obtain or maintain orphan drug designation or data exclusivity for our product candidates;
●	our ability to obtain Orphan Disease and Rare Pediatric Disease designations for our product candidates;

●	the potential oversight of programs or product candidates that may be more profitable or more successful;
●	our manufacturing processes may not be validated and our methodology may not be accepted by the scientific community;
●	the ability to conduct clinical trials, because of difficulties enrolling patients or other reasons;
●	the requirements of being a publicly traded company may strain our resources;
●	potential adverse effects resulting from failure to maintain effective internal controls;
●	our ability to comply with the applicable continued listing requirements of Nasdaq;
●	the potential negative impact on our securities price and trading volume if securities or industry analysts do not publish reports about us or if they adversely change their recommendations about our business;
●	the potential volatility of the market price for our ADSs;
●	the potential dilution of our shareholders’ potential ownership due to future issuances of share capital;
●	the requirement for holders of ADSs to act through the depositary to exercise their rights;
●	the potential limitations on ADS holders with respect to the transfer of their ADSs;
●	the risks of securities class action litigation; and
●	other risks and uncertainties, including those listed under Part I, Item 1A of this Annual Report titled “Risk Factors.”

You are urged to carefully review and consider the various disclosures made throughout this Annual Report which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

You should not put undue reliance on any forward-looking statements. Although the forward-looking statements in this Annual Report are based on our beliefs, assumptions and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, certain sections of this Annual Report contain information obtained from independent industry sources and other sources that we have not independently verified.

SUMMARY OF RISK FACTORS

An investment in our Company is subject to a number of risks. Set forth below is a high-level summary of some, but not all, of these risks. You should review and consider carefully the risks and uncertainties described in more detail in “Part I, Item 1A. Risk Factors” of this Annual Report, which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our common stock.

Risks Related to Our Financial Position and Capital Requirements

●	We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.
●	We have incurred significant losses since our inception and have limited cash available for our operations.
●	We have never generated any revenue from product sales or any other sources since inception, and may never be profitable.
●	We expect that we will need to raise additional capital, which may not be available on acceptable terms, or at all.

Risks Related to the Discovery and Development of Product Candidates

●	Preclinical and clinical studies of our product candidates may not be successful. If we are unable to generate successful results from preclinical and clinical studies of our product candidates, or experience significant delays in doing so, our business may be materially harmed.
●	We may not be successful in our efforts to identify or develop potential product candidates.
●	If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
●	Any of our product candidates may cause undesirable side effects or have other properties impacting safety that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.
●	Even if we complete the necessary preclinical studies and clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize a product candidate and we cannot, therefore, predict the timing of any revenue from a future product.
●	Even if we obtain regulatory approval for a product candidate, we will still face extensive regulatory requirements and our products may face future development and regulatory challenges.
●	We may not be able to obtain or maintain orphan drug designation or exclusivity for our product candidates.
●	We may pursue Rare Pediatric Disease designation for QRX003 for the treatment of NS or other of our product candidates. There is no assurance that we will obtain such designation. Moreover, a Rare Pediatric Disease designation by the FDA does not guarantee that the NDA for the product will qualify for a priority review voucher upon approval, and it does not lead to a faster development or regulatory review process, or increase the likelihood that any of our product candidates will receive marketing approval.
●	We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.

Risks Related to Our Reliance on Third Parties

●	We rely on third parties to conduct some aspects of our compound formulation, research and preclinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such formulation, research or testing.

3

●	We rely, or will rely, on third-party manufacturers to produce the supply of our preclinical product, clinical product candidates and commercial supplies of any approved product candidates.

Risks Related to Our Intellectual Property

●	If we are unable to obtain or protect intellectual property rights related to our future products and product candidates, we may not be able to compete effectively in our markets.
●	Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Other Risks Related to Our Business Operations and Industry

●	Our future success depends on our ability to attract and retain key executives and to attract, retain and motivate qualified personnel.
●	We may need to expand our organization and may experience difficulties in managing our growth, which could disrupt our operations.

Risks Related to Us Being an Israeli Company

●	Shareholders may have difficulties enforcing a U.S. judgment, including judgments based upon the civil liability provisions of the U.S. federal securities laws, against us or our executive officers and directors, or asserting U.S. securities laws claims in Israel.
●	Your rights and responsibilities as our shareholder will be governed by Israeli law, which may differ in some respects from the rights and responsibilities of shareholders of U.S. corporations.
●	Provisions of Israeli law may delay, prevent or otherwise impede a merger with, or an acquisition of, our company, which could prevent a change of control, even when the terms of such a transaction are favorable to us and our shareholders.

Risks Related to Ownership of Our ADSs and Ordinary Shares

●	We do not know whether a market for our securities will be sustained and as a result it may be difficult for you to sell our securities held by you.
●	The requirements of being a publicly traded company may strain our resources and divert management’s attention.
●	Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, results of operation or financial condition. In addition, current and potential shareholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of the ADSs.
●	We may be unable to comply with the applicable continued listing requirements of Nasdaq.
●	The market price for our ADSs may be volatile.
●	We have not paid, and do not intend to pay, dividends on our ordinary shares and, therefore, unless our traded securities appreciate in value, our investors may not benefit from holding our securities.
●	Holders of ADSs must act through the depositary to exercise their rights.
●	You may be subject to limitations on transfer of your ADSs.

4

PART I

Item 1.Business

Company Overview

We are a clinical stage specialty pharmaceutical company dedicated to the development and commercialization of therapeutic products that treat rare and orphan diseases. Our initial focus is on the development of products, using our proprietary owned and in-licensed drug delivery technologies, that could help address rare genetic skin diseases, particularly those for which there are currently no approved treatments or cures. Our first lead product, QRX003, is a topical lotion under clinical development as a potential treatment for Netherton Syndrome (“NS”), a rare hereditary genetic disease. The active ingredient in QRX003 is a broad-spectrum serine protease inhibitor and the product is formulated with the proprietary in-licensed Invisicare® technology, QRX003 is currently being tested in two ongoing clinical studies in the United States (“U.S.”) under an open Investigational New Drug (“IND”) application with the Food and Drug Administration (“FDA”). Both studies are actively recruiting patients in five clinical sites across the US. The opening of additional clinical sites in Europe and elsewhere is currently under evaluation. We also intend to pursue the development of QRX003 for additional rare diseases including, among others, Peeling Skin Syndrome, SAM Syndrome and Palmoplantar Keratoderma. Other development products in our pipeline include QRX004 as a potential treatment for Recessive Dystrophic Epidermolysis Bullosa (“RDEB”). In addition, we entered into Research Agreements with the Queensland University of Technology (“QUT”), under which we have obtained an option for global licenses to QRX007 and QRX008 as potential treatments of NS and scleroderma respectively.

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

Netherton Syndrome

NS is a rare autosomal recessive genetic disease caused by a mutation in the SPINK5 gene and has an incidence of approximately 1/200,000 births. The SPINK5 gene encodes a protein, called lympho-epithelial kazal type related inhibitor (“LEKTI”) that serves as a brake system on the activity of certain proteases (enzymes that digest proteins) in the skin called Kallikreins. The absence of the LEKTI protein, as a result of the genetic defect that causes NS, leads to unregulated protease activity in the skin by the Kallikreins, resulting in too few layers of the outer skin (stratum corneum), thereby leading to a highly defective and compromised skin barrier. As a result, patients with NS suffer from a variety of medical issues including regular, severe infections, skin cancer, chronic pruritis, asthma, and allergies among others.

Newborns with NS have reddened skin (erythroderma) and sometimes a thick parchment-like covering of skin (collodion membrane). The skin is red and scaly all over. Hair shafts are fragile and break easily due to trichorrhexis or “bamboo hair,” resulting in short sparse hair. In older children and adults, the scaling may have a distinctive circular pattern (ichthyosis linearis circumflexa). Babies with NS may be born prematurely. Trouble gaining weight in infancy and childhood is common and can be severe. Infants may also have recurrent skin infections and septicemia. They may develop hypernatremia (elevated sodium levels in the blood) due to excessive loss of fluid from the skin surface. Because hairs may not be affected at birth, and then may be sparse in all babies in the first months of life, the characteristic hair defect that is diagnostic of NS may not be detected initially. Infants with NS may be misdiagnosed as having congenital ichthyosiform erythroderma, atopic dermatitis or psoriasis. Atopic dermatitis (red, itchy patches of skin) may be present, and a cradle cap-like scale and redness may appear on the face, scalp and eyebrows.

There are currently no approved therapies to treat NS. In the absence of an approved therapeutic product, patients can only obtain minor symptomatic relief, generally by the regular use of emollients and moisturizing creams and lotions. Other topical agents must be used with caution because the highly compromised skin in NS patients may allow ingredients from some topically applied medications to be excessively absorbed into the bloodstream, which may pose a danger to the patient. Use of topical keratolytic agents, such as urea or lactic acid derivatives, may be limited by skin irritation and is generally reserved for older children or adults. Base line treatment may also include oral antihistamines, which can help to control the itchy, eczematous component, and topical or systemic antibiotics as needed. Oral and topical steroids and systemic biologics may be beneficial in reducing inflammation and the eczematous component of the disease. However, the well-documented side effects of long-term steroid use need to be carefully considered. There is a critical need for a new and effective treatment for NS.

Our Product Candidates

QRX003

QRX003 is a topical lotion being developed for the treatment of NS. The active ingredient in QRX003 is a broad-spectrum serine protease inhibitor whose mechanism of action is to target the kallikreins responsible for the process of skin shedding. Due to the genetic mutation of the SPINK5 gene, which results in the absence of the LEKTI protein, these kallikreins go unregulated and become hyperactive resulting in the uncontrolled desquamation that leads to the highly defective skin barrier in NS patients. When applied to the skin, QRX003 is designed to perform the function of the missing LEKTI protein and down regulate, but not completely stop, the activity of kallikreins, leading to a more normalized skin shedding process and the formation of a stronger and more effective skin barrier.

While several other companies are pursuing the development of products to treat NS, we believe, to date we are the only company that is actively dosing subjects in NS clinical studies under an open IND with the FDA. QRX003 was developed using Invisicare® polymer delivery technology licensed from Skinvisible Pharmaceuticals, Inc. (“Skinvisible”). See “—Intellectual Property—License Agreement with Skinvisible.” The Invisicare® polymer delivery technology is an optimized topical delivery system that moisturizes the skin whilst simultaneously providing a protective barrier against allergens, toxins and other environmental agents.

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

QRX007 and QRX008

In November 2021, we entered into the Research Agreement with QUT, pursuant to which we have an option for up to six months after the project completion to in-license the QRX007 product. QRX007 is a bi-functional protein designed to be highly selective and potent inhibitor of the KLK5 and KLK7 kallikreins as a potential treatment for NS. QRX007 is in pre-clinical testing for NS. In May 2022, we entered into another Research Agreement with QUT, pursuant to which we have an option for up to six months after the project completion to in-license a small molecule VLA-4 inhibitor, the QRX008 product. QRX008 is a potential treatment for scleroderma, a rare autoimmune disease for which there is currently no approved treatment, and it is under early-stage development by QUT.

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

We submitted an IND in March 2022 to the FDA to initiate a clinical study of QRX003 in adult NS patients. We received a ‘Study May Proceed’ notification from the FDA on June 13, 2022, which cleared us to initiate clinical testing of QRX003 in NS patients. This study is fully up and running and five clinical sites in the U.S. have been opened and are actively recruiting and dosing patients. This study originally was designed as a randomized, double blinded assessment of two different doses of QRX003 versus a placebo vehicle in 18 adult NS patients. The test materials are applied once daily, over a twelve-week period, to pre-selected areas of the patient’s body. Based on discussions with the FDA, a number of different clinical endpoints are being assessed in the study, including but not limited to, an Investigators Global Assessment (IGA), Patient’s Global Assessment (PaGA) and Pruritis. In its communication allowing our study to proceed, the FDA provided further feedback on our development program providing guidance on this initial study that could better inform future studies.

In November 2022, we submitted a protocol for our second clinical study in NS patients under our currently open IND and we were cleared by the FDA to initiate testing in NS patients in December 2022. This study originally was designed to be conducted in ten adult NS patients who are currently receiving, and will continue to do so throughout the study, off-label systemic therapy, primarily systemic biologic therapy. This is an open-label study with no placebo control and is being conducted at the same clinical sites as ongoing double-blinded study.

On October 24, 2023, we released positive initial clinical results obtained from the first six evaluable subjects in our open-label study. Upon completion of dosing, five of the six patients reported that their pruritis or itch was either absent or negligible. In addition, according to the IGA assessment, three of the six subjects demonstrated positive improvement in skin appearance on completion of the study while the other three subjects demonstrated improvements in skin appearance at various points throughout the study, though not necessarily on completion of the study. In addition, all six subjects reported a favorable impression of QRX003 across a number of key metrics.

As a result of this positive initial data and the absence of any safety concerns from both studies, on November 8, 2023 we submitted a number of protocol amendments to the FDA, under our open IND, with a view to optimizing both studies and potentially leading to even better clinical outcomes and a more rapid regulatory approval. These protocol amendments included eliminating the lower dose from the double-blinded study, modifying the dosing frequency from once-daily to twice-daily and increasing the number of subjects from 18 to 30. For the open-label study, the number of subjects was increased from 10 to 20 and dosing was modified from once-daily to twice-daily. On December 13, 2023, we announced that we were cleared by the FDA to implement these protocol amendments. We submitted a further protocol amendment to the FDA in February 2024 requesting approval to reduce the age of eligibility for enrollment into both of clinical to fourteen years and older from eighteen years and older. On March 4, 2024, we announced that clearance had been received to implement this protocol amendment also.

In March 2022, we submitted a briefing document to the European Medicines Agency (“EMA”) seeking guidance regarding the clinical and regulatory development of QRX003 for the European Union (“EU”), to which we received comprehensive and constructive feedback. We also intend to apply for Orphan Drug status in the U.S. and Europe as well as Rare Pediatric Disease designation in the U.S. for QRX003.

Commercial Strategy

QRX003 has the potential to become the first approved treatment for NS to reach the market both in the U.S. and Europe and may therefore likely be used in a large proportion of patients. We currently anticipate that QRX003, if approved, would be applied once or twice daily over the patient’s entire body. Because NS is a chronic disease and does not spontaneously resolve, we believe there is an opportunity for the product, should it be approved, for long-term chronic use.

We intend to self-commercialize QRX003, and other rare disease products the company may develop, if approved, in both the U.S. and Europe. Because of the very low number of patients and the fact that diagnosis and treatment are generally provided by a relatively small number of board-certified dermatologists in major urban areas, this concentration of care will enable us to market QRX003 with a small, dedicated salesforce to target patients and caregivers in the U.S. Outside of the U.S., we have currently established nine separate marketing partnerships for QRX003 that cover 61 different countries including Australia, New Zealand, the Middle East, Central and Eastern Europe, Turkey, Canada, China, Taiwan, Hong Kong, Singapore and the major countries in Latin America.

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

Pricing

We have not conducted a formal pricing analysis of QRX003 in NS. We anticipate that pricing at launch may be influenced by the product label negotiated with the FDA, by pharmacoeconomic data developed to support pricing and the potential for greater sales under negotiated government contracts.

Competition

Currently, there are no approved products to treat NS. However, to our knowledge, there are a number of therapeutic products at various stages of development for the treatment of NS, including candidates from LifeMax Laboratories, Inc., Krystal Biotech, Inc., Sixera Pharmaceuticals, ResVita Bio, and Azitra Inc. As of now, to the best of our knowledge, none of these companies are actively dosing subject in clinical studies on NS patients under an open IND.

Manufacturing

Our manufacturing strategy is to contract with third parties to manufacture our clinical and commercial active pharmaceutical ingredient (API) and drug product supplies. The formulation and processes used to manufacture our products are proprietary, and we have agreements with various third-party manufacturers and suppliers, such as Ferndale Contract Manufacturing and TopChem Pharmaceuticals Limited, that are intended to restrict these manufacturers from using or revealing any unpublished proprietary information.

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

The following table lists patents and trademarks that we use in our business.

Patents	Trademarks
U.S. Patent No. 7,674,471 (exp. March 10, 2024) and U.S. Patent No. 8,318,818 (exp. July 10, 2025) directed to Invisicare® technology licensed from Skinvisible.	U.S. Trademark Registration No. 6918421 for word mark “RARE DISEASES ARE ONLY RARE IF YOU DON’T LIVE WITH ONE” filed by Quoin Pharmaceuticals, Inc.
U.S.and PCT patent applications directed to adjunctive therapy for NS with QRX003 filed by Quoin Pharmaceuticals Inc.	U.S. Trademark Registration No. 7071539 for design and words “Quoin Pharmaceuticals” filed by Quoin Pharmaceuticals, Inc.
U.S. Trademark Application No. 98/184,357 for word mark “QELTIQ” filed by Quoin Pharmaceuticals, Inc.

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

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any product with orphan product designation except a product with a new active ingredient that is a molecularly targeted cancer product intended for the treatment of an adult cancer and directed at a molecular target determined by the FDA to be substantially relevant to the growth or progression of a pediatric cancer.

The Best Pharmaceuticals for Children Act (“BPCA”) provides a six-month extension of any patent or non-patent exclusivity for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Expedited Programs

The FDA is required to facilitate the development, and expedite the review, of drug products that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Fast track designation may be granted for products that are intended to treat a serious or life-threatening disease or condition for which there is no effective treatment and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review.

Priority review may be granted for products that are intended to treat a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application designated for priority review in an effort to facilitate the review.

The FDA is also required to expedite the development and review of applications for approval of products that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new product candidate may request that the FDA designate the product candidate for a specific indication as a breakthrough therapy concurrent with, or after, the submission of the IND for the product candidate. The FDA must determine if the product candidate qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process, providing timely advice to the product sponsor regarding development and approval, involving more senior staff in the review process, assigning a cross disciplinary project lead for the review team and taking other steps to design the clinical studies in an efficient manner.

Orphan Drug Designation

Pursuant to the Orphan Drug Act, the FDA may grant special status, or orphan designation, to a drug intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or there is no reasonable expectation that the sales of the product will offset the cost of developing and making the drug available in the United States. A request for orphan drug designation must be submitted before the NDA is submitted. Following the grant of orphan designation, the FDA will publicly disclose the identity of the therapeutic drug candidate and its potential orphan use. Orphan designation does not shorten the duration of the regulatory review and approval process.

If a drug candidate with orphan designation subsequently receives the first FDA approval for the disease or condition for which it has orphan designation, the drug is entitled to a seven-year period of market exclusivity subject to certain exceptions (e.g., clinical superiority of a subsequent product). This means that the FDA may not approve another drug application authorizing another manufacturer to market the same drug for the same indication for seven years. This does not preclude competitors from receiving approval of the same product that has orphan exclusivity for a different indication or a different product for the same indication for which the orphan product has exclusivity. The orphan designation of a drug also provides the sponsor with certain financial incentives including tax credits and waiver of PDUFA fees.

Rare Pediatric Disease Priority Review Voucher Program

Under the Rare Pediatric Disease Priority Review Voucher program, the FDA may award a priority review voucher to the sponsor of an approved marketing application for a product that treats or prevents a rare pediatric disease. The voucher entitles the sponsor to priority review of one subsequent marketing application.

A voucher may be awarded only for an approved rare pediatric disease product application. A rare pediatric disease product application is an NDA for a product that treats or prevents a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years; in general, the disease must affect fewer than 200,000 such individuals in the U.S.; the NDA must be deemed eligible for priority review; the NDA must not seek approval for a different adult indication (i.e., for a different disease/condition); the product must not contain an active ingredient that has been previously approved by the FDA; and the NDA must rely on clinical data derived from studies examining a pediatric population such that the approved product can be adequately labeled for the pediatric population. Before NDA approval, the FDA may designate a product in development as a product for a rare pediatric disease, but such designation is not required to receive a voucher.

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

The voucher, which is transferable to another sponsor, may be submitted with a subsequent NDA or biologics license application (“BLA”) and entitles the holder to priority review of the accompanying NDA or BLA. The sponsor submitting the priority review voucher must notify the FDA of its intent to submit the voucher with the NDA or BLA at least 90 days prior to submission of the NDA or BLA and must pay a priority review user fee in addition to any other required user fee. The FDA must take action on an NDA or BLA under priority review within six months of receipt of the NDA or BLA.

The Rare Pediatric Disease Priority Review Voucher program was reauthorized in the Creating Hope Reauthorization Act in December 2020. After September 30, 2024, the FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers, unless the program is extended.

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

Employees

As of December 31, 2023, we had four full-time employees and no part-time employees. Our employees are not represented by any collective bargaining agreements, and we have never experienced an organized work stoppage.

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

Available Information

We are subject to the informational requirements of the Exchange Act. Prior to January 1, 2023, we qualified as a “foreign private issuer” as such term is defined in Rule 405 under the Securities Act. Effective January 1, 2023, we are obligated to file or furnish reports, proxy statements, and other information on U.S. domestic issuer forms with the SEC, which are more detailed and extensive in certain respects, and which must be filed more promptly, than the forms available to a foreign private issuer. You can read our SEC filings over the Internet at the SEC’s website at www.sec.gov. Our filings with the SEC are also available free of charge on the investors section of our website at www.quoinpharma.com when such reports are available on the SEC’s website. From time to time, we also use multiple social media channels to communicate with the public about Quoin and its products. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage you to review the information we post on such social media channels as our LinkedIn page (https://www.linkedin.com/company/quoin-pharmaceuticals/) and our Twitter account (@Quoinpharma). This list may be updated from time to time on our investor relations website.

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

To date, we have not commercialized any products and have not generated any revenue. We believe that we have sufficient cash for operating our business for at least the next twelve months from the date of filing this Form 10-K. However, the Company is subject to risks common to development stage biopharmaceutical companies including, but not limited to, unanticipated or higher than expected clinical trial costs and the ability to estimate such occurrences, if any, on the Company’s cash, liquidity, additional financing requirements, and availability. Accordingly, we may need to raise additional funds during this period. We have devoted a majority of our financial resources to research and development, including our preclinical and ongoing clinical development activities. To date, we have funded our operations primarily through our founders’ funding expenditures and the sale of equity and convertible securities.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates or these candidates participate in Early Access or Named Patient programs, which we expect will take a number of years and is subject to significant uncertainty. Additional financing will be required to complete the research and development of our product candidates and our other operating requirements, which may not be available at acceptable terms, if at all. If we are unable to obtain additional funding when it becomes necessary, the development of our product candidates will be impacted and we would likely be forced to delay, reduce, or terminate some or all of our development programs, all of which could have a material adverse effect on our business, results of operations and financial condition.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	continue and/or initiate clinical development of our product candidates, including—QRX003—a topical lotion comprised of a broad-spectrum serine protease inhibitor, formulated with the proprietary Invisicare® technology, which is under clinical development as a potential treatment for Netherton Syndrome (“NS”);
●	further enhance our internal control systems;
●	initiate the development of additional product candidates for other rare disease indications;
●	acquire or in-license other products and technologies and advance those product candidates into clinical trials;
●	seek marketing approvals for our product candidates that successfully complete clinical trials;
●	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, regulatory, research, executive and administrative personnel; and
●	create additional infrastructure to support our operations and our product development and planned future commercialization efforts.

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

We have no products approved for commercial marketing and most of our product candidates are in preclinical and clinical development as is the case with our lead asset for NS, which is currently being tested in two separate clinical studies in NS patients. Moreover, the clinical development process can take several years, and there is no assurance that our clinical trials will be successful or that we will obtain marketing approvals for any of our product candidates from either the FDA or the EMA. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and, if approved, successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our product candidates.

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

Results of our clinical trials could reveal a high and unacceptable severity level and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Such side effects could also affect patient recruitment, the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects.

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

Currently, there are no approved products to treat NS. However, to our knowledge, there are a number of therapeutic products at various stages of development for the treatment of NS, including candidates from LifeMax Laboratories, Inc., Krystal Biotech, Inc., Sixera Pharmaceuticals, ResVita Bio, and Azitra Inc. As of now, to the best of our knowledge, none of these companies are actively dosing subject in clinical studies on NS patients under an open IND.

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

All of our product candidates are in either preclinical or clinical development and targeted toward indications for which there may be other product candidates in clinical development. We may face competition from other drugs currently approved or that may be approved in the future for the same therapeutic indications as our product candidates. Our ability to compete successfully will depend largely on our ability to leverage our experience in drug development to:

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

We rely, or will rely, on third-party manufacturers to produce the supply of our preclinical product, clinical product candidates and commercial supplies of any approved product candidates.

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

We have established manufacturing relationships with a limited number of suppliers to manufacture raw materials and the drug substance used to create our product candidates. The availability of such suppliers to manufacture raw materials and drug substance for our product candidates in sufficient quantities for evaluation in preclinical or clinical studies or, if our product candidates are approved, for commercial supply may be limited. Further, each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain. As part of any marketing approval, a manufacturer and its processes are required to be qualified by the FDA prior to commercialization. If product supply from any manufacturer approved in the NDA is interrupted, there could be a significant disruption in commercial supply. An alternative manufacturer would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to deliver the required commercial quantities of active pharmaceutical ingredients on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production in a timely manner at a substantially equivalent cost, our clinical trials may be delayed, or we could lose potential revenue.

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

We face risks related to health epidemics and other outbreaks, including the global outbreak of the novel coronavirus and the disease caused by it, COVID-19. During 2020, the spread of the novel coronavirus led to disruption and volatility in the global capital markets. If such disruption and volatility recurs, there could be an increase to our cost of capital and an adverse effect on our ability to access the capital markets. In addition, efforts to contain the COVID-19 pandemic led to implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. The extent to which a pandemic, epidemic or outbreak of an infectious disease impacts our operations, including our clinical trials, will depend on future occurrences, which are highly uncertain and cannot be predicted with confidence, including the duration of any outbreak and the actions to contain or treat its impact, among others. Any negative impact infectious diseases have on patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Business interruptions could delay us in the process of developing our future products.

We are vulnerable to natural disasters such as earthquakes and wildfires, as well as other events that could disrupt our operations. We do not carry insurance for earthquakes or other natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations.

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

Since we are incorporated under Israeli law, the rights and responsibilities of our shareholders are governed by our articles of association and Israeli law. These rights and responsibilities differ in some respects from the rights and responsibilities of shareholders of U.S.-based corporations. In particular, a shareholder of an Israeli company, such as us, has a duty to act in good faith and in a customary manner in exercising its rights and performing its obligations towards us and other shareholders and to refrain from abusing its power in us, including, among other things, in voting at the general meeting of shareholders on certain matters, such as an amendment to our articles of association, an increase of our authorized share capital, a merger, and approval of related party transactions that require shareholder approval. A shareholder also has a general duty to refrain from taking advantage of other shareholders. In addition, a controlling shareholder (as defined below), or any shareholder who knows that it possesses the power to determine the outcome of a shareholders’ vote, or who has the power to appoint or prevent the appointment of one of our office holders (as defined below), or who holds any other power in our regard, has a duty to act in fairness towards us. However, Israeli law does not define the substance of this duty of fairness. There is limited case law available to assist in understanding the implications of these provisions that govern shareholder behavior.

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

Risks Related to Ownership of Our ADSs and Ordinary Shares

We do not know whether a market for our securities will be sustained and as a result it may be difficult for you to sell our securities held by you.

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

ADSs representing our ordinary shares are currently listed on Nasdaq. In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a minimum closing bid price requirement for our ADSs of $1.00 per ADS. There can be no assurance that we will be able to comply with the applicable listing standards. For example, if we were to fail to meet the minimum bid price requirement for 30 consecutive business days, we could become subject to delisting. Although Nasdaq may provide us with a compliance period in which to regain compliance with the minimum bid price requirement, we cannot assure you that we would be able to regain compliance within the period provided by Nasdaq. In order to regain compliance with such requirement, the closing bid price of our ADSs would need to meet or exceed $1.00 per share for at least 10 consecutive business days during the compliance period. If we were not able to regain compliance within the allotted compliance period for this requirement or any other applicable listing standard, including any extensions that may be granted by Nasdaq, our ADSs would be subject to delisting. In the event that our ADSs are delisted from Nasdaq and are not eligible for quotation or listing on another market or exchange, trading of our ADSs could be conducted only in the over-the-counter market established for unlisted securities such as the OTC Markets. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for our ADSs, which could cause the price of our ADSs to decline further.

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

The market price for our ADSs is likely to be highly volatile and subject to wide fluctuations in response to numerous factors including the following:

●	our failure to obtain the approvals necessary to commence clinical trials;
●	results of clinical and preclinical studies;
●	announcements of regulatory approval or the failure to obtain it, or changes or delays in the regulatory review process;

●	announcements of new products or product enhancements by us or others;
●	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
●	changes or developments in laws, regulations or decisions applicable to our product candidates or patents;
●	any adverse changes to our relationship with manufacturers or suppliers;
●	announcements concerning our competitors or healthcare industries in general;
●	achievement of expected product sales and profitability or our failure to meet expectations;
●	our commencement of or results of, or involvement in, litigation, including, but not limited to, any product liability actions or intellectual property infringement actions;
●	any major changes in our board of directors, management or other key personnel;
●	announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;
●	expiration or terminations of licenses, research contracts or other collaboration agreements;
●	public concern as to the safety of our products that we, our licensors or others develop;
●	success of research and development projects;
●	developments concerning intellectual property rights or regulatory approvals;
●	variations in our and our competitors’ results of operations;
●	changes in earnings estimates or recommendations by securities analysts, if our ordinary shares or the ADSs are covered by analysts;
●	future issuances of ordinary shares, ADSs or other securities;
●	general market conditions and other factors, including factors unrelated to our operating performance, such as natural disasters and political and economic instability, including wars, terrorism, political unrest, results of certain elections and votes, emergence of a pandemic, or other widespread health emergencies (or concerns over the possibility of such an emergency), boycotts, adoption or expansion of government trade restrictions, and other business restrictions; and
●	the other factors described in this “Risk Factors” section.

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

We have not paid any cash dividends on our ordinary shares, and we do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future. Moreover, the Israeli Companies Law, 5759-1999 (the “Companies Law”) imposes certain restrictions on our ability to declare and pay dividends. As a result, investors in our ADSs or ordinary shares will not be able to benefit from owning these securities unless their market price becomes greater than the price paid by such investors and they are able to sell such securities. We cannot assure you that you will ever be able to resell our securities at a price in excess of the price paid.

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

Holders of the ADSs do not have the same rights as our shareholders and may only exercise the voting rights with respect to the underlying ordinary shares in accordance with the provisions of the deposit agreement for the ADSs. Under Israeli law and our articles of association, the minimum notice period required to convene a shareholders meeting is not less than 35 or 21 calendar days, depending on the proposals on the agenda for the shareholders meeting. When a shareholder meeting is convened, holders of the ADSs may not receive sufficient notice of a shareholders meeting to permit them to withdraw their ordinary shares to allow them to cast their vote with respect to any specific matter. In addition, the depositary and its agents may not be able to send voting instructions to holders of the ADSs or carry out their voting instructions in a timely manner. We will make all reasonable efforts to cause the depositary to extend voting rights to holders of the ADSs in a timely manner, but we cannot assure holders that they will receive the voting materials in time to ensure that they can instruct the depositary to vote their ADSs. Furthermore, the depositary and its agents will not be responsible for any failure to carry out any instructions to vote, for the manner in which any vote is cast or for the effect of any such vote. As a result, holders of the ADSs may not be able to exercise their right to vote and they may lack recourse if their ADSs are not voted as they requested. In addition, in the capacity as a holder of ADSs, they will not be able to call a shareholders meeting.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We depend on a variety of information systems and technologies (including cloud technologies) to manage our business. We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats.

The underlying processes and controls of our cyber risk management program incorporate recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). We have undertaken, to conduct an annual assessment of our cyber risk management program and controls to identify, quantify, and categorize material cyber risks. In addition, we have developed a risk mitigation plan to address such risks, and where necessary, remediate potential vulnerabilities identified through the annual assessment process.

In addition, we maintain policies over areas such as information security, access on/offboarding, and access and account management, to help govern the processes put in place by management designed to protect our IT assets, data, and services from threats and vulnerabilities. Our cybersecurity risk management strategy and infrastructure includes maintenance of an IT assets inventory, periodic vulnerability scanning, identity access management controls including restricted access of privileged accounts, network integrity safeguarded by employing web-based software, industry-standard encryption protocols, critical data backups, infrastructure maintenance, incident response, cybersecurity strategy, and cyber risk advisory, assessment and remediation.

Our management team is responsible for oversight and administration of our cyber risk management program, and for informing senior management and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our management team relies on threat intelligence as well as other information obtained from governmental, public, or private sources, including external consultants who may be engaged by us for strategic cyber risk management, advisory and decision making. To the extent we utilize third-party vendors to provide information technology services for various areas, including human resources functions (e.g., payroll), we generally require these vendors to monitor and protect their information technology systems against cyber-attacks and other breaches. The Audit Committee of the Board of Directors oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. Member(s) of management brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, and the emerging threat landscape and new cyber risks on at least an annual basis. This includes updates on our processes to prevent, detect, and mitigate cybersecurity incidents.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We acknowledge that the risk of cyber incident is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of our business. To date, we have not had a cybersecurity incident. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. See Item 1A. “Risk Factors” for more information on cybersecurity risks.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ADSs are currently listed on The Nasdaq Capital Market under the symbol “QNRX,” with each ADS representing one ordinary share.

Holders

As of March 13, 2024, our ADSs were held by 7 holders of record, and our ordinary shares were held by 5 holders of record. Bank of New York Mellon (“BNY”) is the depositary for our ADR program, and Computershare Trust Company, N.A. is our transfer agent. The number of record holders was determined from the records of our depositary and transfer agent and does not include beneficial owners of ADSs or ordinary shares whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

ADS Ratio Change and Ordinary Share Reverse Split

Effective August 1, 2022, the ratio of ADSs evidencing ordinary shares changed from 1 ADS representing four hundred (400) ordinary shares to 1 ADS representing five thousand (5,000) ordinary shares, which resulted in a one for 12.5 reverse split of the issued and outstanding ADSs. Effective July 18, 2023, the ratio of ADSs evidencing ordinary shares changed from 1 ADS representing five thousand (5,000) ordinary shares to 1 ADS representing sixty thousand (60,000) ordinary shares, which resulted in a 1 for 12 reverse split of the issued and outstanding ADSs. Effective November 8, 2023, the Company completed a 1 for 60,000 reverse split of the ordinary shares which resulted in the ratio of ADSs evidencing ordinary shares to be changed from 1 ADS representing sixty thousand (60,000) ordinary shares to 1 ADS representing one (1) ordinary share. Except as specifically provided, all ordinary share, ADS and related option and warrant information presented herein, including our financial statements and accompanying footnotes, has been retroactively adjusted to reflect the number of ordinary shares and ADSs resulting from the aforementioned ordinary share reverse split and ADS ratio changes.

Key Events

Merger

On October 28, 2021, Cellect completed the business combination with Quoin Inc. in accordance with the terms of the Merger Agreement, by and among Cellect, Quoin Inc. and Merger Sub, which was a wholly-owned subsidiary of Cellect, pursuant to which Merger Sub merged with and into Quoin Inc., with Quoin Inc. surviving as a wholly-owned subsidiary of Cellect. Immediately after completion of the Merger, Cellect changed its name to “Quoin Pharmaceuticals, Ltd.”

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

Clinical Development

Quoin’s lead asset, QRX003, is currently in late-stage clinical development in the U.S. under an open IND application with the FDA. Five clinical sites in the U.S. have been opened for our initial study, patients are actively being screened and recruited into the study and dosing commenced in December 2022. This study originally was designed as a randomized, double blinded assessment of two different doses of QRX003 versus a placebo vehicle in 18 adult NS patients. The test materials are applied once daily, over a twelve-week period, to pre-selected areas of the patient’s body. Based on discussions with the FDA, a number of different clinical endpoints are being assessed in the study, including but not limited to, an Investigators Global Assessment (IGA), Patient’s Global Assessment (PaGA) and Pruritis.

In November 2022, we submitted a protocol for our second clinical study in NS patients to the FDA under our currently open IND (the “Open Label Study”). This study was cleared by the FDA to initiate in December 2022. This study originally was designed to be conducted in ten adult NS patients who are currently receiving, and will continue to do so throughout the study, off-label systemic therapy, primarily systemic biologic therapy. This is an open-label study with no placebo control and is being conducted at the same clinical sites as our other ongoing study. Both of our NS clinical studies are running concurrently and utilize the same clinical trial sites and investigators.

While there is no assurance regarding the final results of the open label study, on October 24, 2023, we released positive initial clinical results obtained from the first six evaluable subjects in our open-label study. As a result of this positive initial data and the absence of any safety concerns from both studies, on November 8, 2023 we submitted a number of protocol amendments to the FDA, under our open IND, with a view to optimizing both studies and potentially leading to even better clinical outcomes and a more rapid regulatory approval. These protocol amendments included eliminating the lower dose from the double-blinded study, modifying the dosing frequency from once-daily to twice-daily and increasing the number of subjects from 18 to 30. For the open-label study, the number of subjects was increased from 10 to 20 and dosing was modified from once-daily to twice-daily. On December 13, 2023, we announced that we were cleared by the FDA to implement these protocol amendments.

Agreements with Altium Growth Fund, LP and Warrant Exercises

On October 28, 2021, we completed the private placement transaction with Altium Growth Fund, LP (“Altium” or the “Investor”) for an aggregate purchase price of approximately $17.0 million (comprised of the set off of approximately $5.0 million of bridge notes from bridge financing earlier in 2021 (the “Bridge Notes”), and approximately $12.0 million in cash) (the “Primary Financing”), which resulted in the net proceeds of approximately $10.1 million. We issued 28,508 ADSs to the Investor.

We also issued to the Investor, effective as of March 13, 2022 (i) a Series A Warrant to purchase 28,508 ADSs (the “Series A Warrant”) (ii) a Series B Warrant to purchase 28,508 ADSs (the “Series B Warrant”) and (iii) a Series C Warrant to purchase 15,931 ADSs (the “Series C Warrant” and, together with the Series A Warrant and the Series B Warrant, the “Investor Warrants”). The exercise price for the Investor Warrants is $597 per ADS, with the Series A Warrant having a five-year maturity, and the Series B Warrant and the Series C Warrant having a two-year maturity.

We had the right to require the mandatory exercise of the Series C Warrant, subject to an effective registration statement being in place for the resale of the shares underlying such warrant and the satisfaction of equity market conditions, as defined in the Series C Warrant. In the period from April 22, 2022 to June 30, 2022, the Investor exercised the Series B Warrant in full pursuant to the alternate cashless exercise rights of such warrant, resulting in the issuance of a total of 28,508 ADSs to the Investor. The market related conditions to require the mandatory exercise of the Series C Warrant were not met during the period up to July 14, 2022.

On July 14, 2022, we entered into an agreement with Quoin Inc. and Altium (the “Altium Agreement”), pursuant to which the parties agreed to, among other things, (i) amend certain terms of the Series A Warrant and the Investor Exchange Warrants previously issued to Altium to reduce the exercise price to $0.00 per ADS with respect to a total of 33,333 ADSs, (ii) cancel the Series C Warrant and the remaining portion of the Series A Warrant previously issued to Altium, and (iii) terminate the Purchase Agreements, pursuant to which the warrants were previously issued to Altium. The incremental fair value of the modified warrants was approximately $491,000, which was charged against the gross proceeds of the 2022 Offering (see below) as the modification was done in contemplation of the offering. As of August 2, 2022, Altium exercised all of its warrants to purchase ADSs at $0.00 per ADS exercise price, and we issued a total of 33,333 ADSs to Altium.

Noteholder Warrant Exercises

Commencing in October 2020, Quoin Inc. issued promissory notes (the “2020 Notes”) to five noteholders, including our directors, Messrs. Langer and Culverwell (collectively, the “2020 Noteholders”). The 2020 Notes were issued at a 25% original issue discount with an aggregate face value of $1,213,313 with interest at a rate of 20% per annum. The 2020 Notes were mandatorily convertible into ADSs based on the valuation negotiated in the Primary Financing. The 2020 Noteholders also received warrants exercisable at any time after the issuance date for a number of shares of Quoin Inc.’s common stock equal to 100% of the “as if converted” shares as if the 2020 Notes principal and interest were convertible at the lowest price any securities are sold, convertible, or exercisable into in the Primary Financing or the next round of financing (whichever is lower). At the closing of the Merger, ADSs were issued to the 2020 Noteholders upon the conversion of the principal of the 2020 Notes. In addition, effective as of March 13, 2022, Quoin Ltd. exchanged Quoin Inc. warrants held by the 2020 Noteholders for warrants on substantially the same terms as the Investor Exchange Warrants, exercisable for 2,449 ADSs, in the aggregate, at the exercise price of $597 per ADS (the “Noteholder Warrants”). The Noteholder Warrants became exercisable immediately upon issuance and expire five years from March 13, 2022. The exercise price of the warrants held by the 2020 Noteholders was also reduced to $0.00 as of July 14, 2022 as a result of the Altium Agreement. The change in the exercise price of the Noteholder Warrants resulted in a deemed dividend of approximately $65,000. From July to September 2022, the 2020 Noteholders exercised all their warrants to purchase ADSs at $0.00 per ADS exercise price, and a total of 2,449 ADSs were issued to such noteholders.

Public Offerings

On August 9, 2022 (the “2022 Closing Date”), we completed an offering (the “2022 Offering”) of 184,167 ordinary shares represented by 184,167 ADSs at a purchase price of $60.00 per ADS and a pre-funded warrant (the “2022 Pre-Funded Warrant”) to purchase 95,833 ordinary shares represented by 95,833 ADSs at a per pre-funded warrant price of $59.9988, with each ADS and 2022 Pre-Funded Warrant accompanied by an ordinary warrant (the “2022 Common Warrant”), for aggregate gross proceeds of $16.8 million, resulting in net proceeds of approximately $14.9 million, after deducting the placement agent’s fees and estimated offering expenses payable by us, and excluding the proceeds, if any, from the subsequent exercise of the 2022 Common Warrants. Each 2022 Common Warrant had an exercise price of $60.00 per ADS and was to expire on the fifth anniversary of the 2022 Closing Date. On the 2022 Closing Date, the holder of the 2022 Pre-Funded Warrant exercised its Pre-Funded Warrant in full.

On February 24, 2023 (the “2023 Closing Date”), we completed an offering (the “2023 Offering”) of 412,500 ordinary shares represented by 412,500 ADSs at a purchase price of $12.00 per ADS and a pre-funded warrant (the “2023 Pre-Funded Warrant”) to purchase 170,833 ordinary shares represented by 170,833 ADSs at a per pre-funded warrant price of $11.9988, with each ADS and 2023 Pre-Funded Warrant accompanied by an ordinary warrant (the “2023 Common Warrant”) for aggregate gross proceeds of $7.0 million, resulting in net proceeds of approximately $5.8 million, after deducting the placement agent’s fees and offering expenses paid by us, and excluding the proceeds, if any, from the subsequent exercise of the 2023 Common Warrants. Each 2023 Common Warrant has an exercise price of $12.00 per ADS and expires on the fifth anniversary of the 2023 Closing Date. On the 2023 Closing Date, the holder of the 2023 Pre-Funded Warrant exercised its Pre-Funded Warrant in full.

In connection with the 2023 Offering, we entered into an Amendment No. 1 to Warrant to Purchase Ordinary Shares Represented by American Depositary Shares, dated February 24, 2023 (collectively, the “2023 Warrant Amendments”), with each of the purchasers (the “2022 Purchasers”) who participated in both the 2022 Offering and the 2023 Offering. The 2023 Warrant Amendments amended certain terms of the common warrants issued to such 2022 Purchasers in the 2022 Offering. Specifically, the 2023 Warrant Amendments reduced the exercise price of such warrants to $13.20 and extended the term during which those warrants could remain exercisable until February 24, 2028.

On March 7, 2024, (the “2024 Closing Date”) we completed an offering (the “2024 Offering”) of the following securities (i) 811,250 ordinary shares represented by ADSs, (ii) 4,062,500 Series D warrants (the “Series D Warrants”) to purchase 4,062,500 ordinary shares represented by ADSs, (iii) 4,062,500 Series E warrants (the “Series E Warrants” and together with the Series D Warrants, the “2024 Warrants”) to purchase 4,062,500 ordinary shares represented by ADSs, and (iv) 3,251,250 pre-funded warrants (the “2024 Pre-Funded Warrants”) to purchase 3,251,250 ordinary shares represented by ADSs for aggregate gross proceeds of approximately $6.5 million, resulting in net proceeds of approximately $5.6 million, after deducting the placement agent’s fees and offering expenses paid by us. Each ADS (or 2024 Pre-Funded Warrant to purchase one ADS in lieu thereof) was sold together with a Series D Warrant to purchase one ADS and a Series E Warrant to purchase one ADS. The ADSs and accompanying 2024 Warrants were sold at a combined public offering price of $1.60 and the 2024 Pre-Funded Warrants and accompanying 2024 Warrants were sold at a combined public offering price of $1.5999, which is equal to the combined purchase price per ADS and accompanying 2024 Warrants, minus the exercise price of each 2024 Pre-Funded Warrant of $0.0001. The Series D Warrants and the Series E Warrants have an exercise price of $1.60 per share, are exercisable immediately following the closing of the 2024 Offering and expire in two years and five years, respectively, from the closing of the 2024 Offering.

In connection with the 2024 Offering, we entered into a Securities Purchase Agreement (the “2024 Purchase Agreement”) dated March 4, 2024, with certain institutional investors signatory thereto, pursuant to which we agreed to issue and sell to such investors, certain of the ADSs, 2024 Pre-Funded Warrants and 2024 Warrants sold in the 2024 Offering. Pursuant to the terms of the 2024 Purchase Agreement, we agreed, subject to certain exceptions, (i) to not enter into variable rate financings for a period of 180 days following the closing of the 2024 Offering, and (ii) to not enter into any equity financings for 90 days from the closing of the 2024 Offering.

On March 7, 2024, we also entered into privately negotiated agreements with the holders of certain existing outstanding warrants to purchase up to 638,834 ADSs (the “Prior Warrants”) to, among other things, reduce the exercise price of such Prior Warrants to $1.60 and to extend the current expiration date of the Prior Warrants until March 7, 2029.

Alumni Equity Line and Purchase Agreement

On January 25, 2024, we entered into a Purchase Agreement (the “Alumni Purchase Agreement”) with Alumni Capital LP (“Alumni”). Pursuant to the Alumni Purchase Agreement, we have the right to sell to Alumni up to $8,000,000 (the “Commitment Amount”) of newly issued ordinary shares that are represented by ADS (the “Purchase Notice Securities”), subject to certain conditions and limitations, from time to time during the term of the Alumni Purchase Agreement.

We do not have the right to commence any sales of ordinary shares represented by ADSs to Alumni under the Alumni Purchase Agreement until the date, which we refer to as the Commencement Date, that all of the conditions set forth in the Alumni Purchase Agreement have been satisfied, including that the registration statement we agreed to file with the Securities and Exchange Commission (“SEC”) pursuant to the Alumni Purchase Agreement is declared effective by the SEC, and our shareholders have approved of the issuance of ADSs under the Alumni Purchase Agreement. If shareholder approval of the issuance of ADSs under the Purchase Agreement is not obtained by April 30, 2024, we may terminate the Alumni Purchase Agreement by written notice to Alumni and neither party shall have any obligation or liability to the other party.

From and after the Commencement Date, we may, from time to time and at our sole discretion for a period of three months, which we at our sole discretion may increase by an additional three months (such period, including any extension, the “Commitment Period”), on any business day that we select, direct Alumni to purchase ordinary shares represented by ADSs. The purchase price for the ordinary shares represented by ADSs we may sell to Alumni will be based upon formulas set forth in the Alumni Purchase Agreement based on the then current market price of the ADSs as computed under the Alumni Purchase Agreement and will depend on the type of purchase notice we submit to Alumni from time to time. There is no upper limit on the price per share that Alumni could be obligated to pay for the ADSs under the Alumni Purchase Agreement; provided, however at no time can the purchase price be below a floor price of $1.00 per share (subject to adjustment). We agreed to issue purchase notices for an aggregate of at least $4,000,000 of the Commitment Amount prior to the end of the Commitment Period.

As consideration for Alumni’s irrevocable commitment to purchase ADSs under the Alumni Purchase Agreement, we agreed to issue to Alumni, at the times set forth in the Alumni Purchase Agreement beginning with the trading day after the Commencement Date, a number of ADSs with a value at the time of issuance not to exceed $240,000 in the aggregate (the “Commitment Securities”). The ADSs to be issued will be valued at the average of the closing prices of the ADSs on Nasdaq for the five trading days immediately prior to the date such ADSs are issued. We may pay cash in lieu of issuing all or any portion of the Commitment Securities.

In connection with the 2024 Offering, we agreed not to sell any ADS to Alumni under the Alumni Purchase agreement for a period of 180 days from the 2024 Closing Date.

Nasdaq Listing

On April 5, 2023, we received a letter from Listing Qualifications staff of The Nasdaq Stock Market, LLC notifying us that the closing bid price per ADS was below the required minimum of $1.00 for a period of 30 consecutive business days and that the we did not meet the minimum bid price requirements set forth in Nasdaq Rule 5550(a)(2). Pursuant to Nasdaq Rule 5810(c)(3)(A), we had a period of one hundred eighty (180) calendar days, or until October 2, 2023 (the “Compliance Period”), to regain compliance with Nasdaq’s minimum bid price requirement. On August 1, 2023, we received a letter from Nasdaq stating that the closing bid price per ADS was at $1.00 or greater for the last 10 consecutive business days. Accordingly, we regained compliance with Listing Rule 5550(a)(2) and the matter was closed.

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

Future research and development expenses may include:

●	employee-related expenses, such as salaries, bonuses and benefits, consultant-related expenses, share-based compensation, overhead related expenses and travel related expenses for our research and development personnel;
●	expenses incurred under agreements with CROs, as well as consultants that support the implementation of the clinical studies described above;
●	manufacturing and packaging costs in connection with conducting clinical trials and for stability and other studies required to support the NDA filing as well as manufacturing drug product for commercial launch;

●	formulation, research and development expenses related to QRX003; and other product candidates we may choose to develop; and
●	costs for sponsored research.

Research and development activities will continue to be central to our business plan. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to be significant over the next several years as personnel and compensation costs increase and we conduct late-stage clinical studies and prepare to seek regulatory approval for QRX003 and any other future product candidate.

The duration, costs and timing of clinical trials of QRX003 and any other future product candidate will depend on a variety of factors that include, but are not limited to:

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

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities. These increases will likely include compensation and employee-related expenses including stock-based compensation, increased costs related to the potential hiring of personnel, travel costs and fees to outside consultants, lawyers and accountants.

Other Expenses (income)

Other expenses (income) consist primarily of non cash fair value adjustments of warrants, forgiveness of trade payable, interest income and unrealized loss on investments.

Results of Operations - Year ended December 31, 2023 compared to Year ended December 31, 2022

The following table sets forth our results of operations for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year ended December 31,
	2023	2022	Change
Operating Expenses
General and administrative	$6,070,517	$6,584,868	$(514,351)
Research and development	3,307,987	2,672,836	635,151
Total operating expenses	9,378,504	9,257,704	120,800
Other (income) and expenses
Forgiveness of trade payable	—	(416,000)	416,000
Warrant liability (income) expense	—	(77,237)	77,237
Unrealized income	2,683	(1,307)	3,990
Realized and accrued interest income	(694,614)	(95,745)	(598,869)
Interest and financing expense	—	714,081	(714,081)
Total other expense	(691,931)	123,792	(815,723)
Net loss	$(8,686,573)	$(9,381,496)	$694,923

General and Administrative Expenses

General and administrative expenses were approximately $6,071,000 and $6,585,000, in the year ended December 31, 2023 and 2022, respectively, representing a decrease of $514,000, or 7.8%. The decrease was primarily due to a decrease in legal fees and other public company expenses of $574,000, a decrease in insurance of $197,000, offset by an increase of $278,000 in non-cash stock-based compensation expense.

Research and Development Expenses

Our research and development expenses during the year ended December 31, 2023 and 2022 were approximately $3,308,000 and $2,673,000, respectively, representing an increase of $635,000, or approximately 23.8%. The increase was primarily due to an increase of $566,000 worth of expenditures on our development programs, including work related to the clinical studies for the development of QRX003 and our research collaborations with Queensland University of Technology, and manufacturing costs for material used in our clinical studies. The increase also included approximately $52,000 in non-cash stock-based compensation expense. We expect to continue our research and development efforts by conducting the remaining studies necessary for the development and approval of QRX003, see “Components of Our Results of Operations - Research and Development Expenses” above.

We amortize licensed or acquired intellectual property over its expected useful life, included in research and development expenses set out above. The license from Skinvisible was obtained in October 2019, see “Research and Development, Patents and Licenses.” Amortization of intangible assets was approximately $104,000 and $104,000 in each of the years ended December 31, 2023 and 2022. As of December 31, 2023 we determined that the Polytherapeutics asset was no longer of use and reduced the carrying value to zero.

Other Expenses:

Forgiveness of Trade Payable

In our balance sheet as of December 31, 2021 we had a liability of $584,000 representing amounts due to an investor relations firm for services commencing in 2017. Effective March 31, 2022, we entered into a settlement with such firm to decrease the liability to $168,000 which resulted in approximately $416,000 of income recognized in the year ended December 31, 2022. There was no additional forgiveness of trade payable during the year ended December 31, 2023.

Warrant liability expense

We determined our warrants issued to investors in our 2020 Notes (the “2020 Noteholder Warrants”) required liability treatment at fair value, which was remeasured at each reporting period up to March 2022. The 2020 Noteholder Warrants were exchanged for new warrants and reclassified as an equity instrument in March 2022. In the year ended December 31, 2022, we incurred a fair value gain of ($77,000) related to the 2020 Noteholder Warrants. The Company had no recorded warrant liability as of December 31, 2023.

Interest and financing expense

We earned approximately $695,000 in interest income and incurred approximately $3,000 in unrealized loss, and earned approximately $96,000 in interest income and incurred approximately $1,000 in unrealized loss, in the year ended December 31, 2023 and December 31 2022, respectively, from our cash and cash equivalents and investments in marketable debt securities. The increase in interest income in the year ending December 31, 2023 is the result of higher average investment balances.

Interest expense on the 2020 Notes was approximately $714,000 in the year ended December 31, 2022. The Company had no interest expense during the year ended December 31, 2023.

Liquidity and Capital Resources

We have incurred net losses every year since inception. We believe that we have sufficient resources to effect our business plan for at least one year from the issuance of the audited consolidated financial statements included in this report; however, the Company is subject to risks common to development stage biopharmaceutical companies including, but not limited to, unanticipated clinical trial costs and the ability to estimate such occurrences, if any, on the Company’s cash, liquidity, additional financing requirements, and availability. Accordingly, we may need to raise additional funds sooner than planned. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Additional financing will be required to complete the research and development of our therapeutic targets and our other operating requirements, which may not be available at acceptable terms, if at all. If we are unable to obtain additional funding when it becomes necessary, the development of our product candidates will be impacted and we would likely be forced to delay, reduce, or terminate some or all of our development programs, all of which could have a material adverse effect on our business, results of operations and financial condition.

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

Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of QRX003, any future product candidate, or potentially discontinue operations.

To the extent that we raise additional capital through the sale of our equity or convertible debt securities, and pursuant to the exercise of the warrants issued to our investors in the 2022 Offering, the 2023 Offering and the 2024 Offering, the ownership interest of our equity holders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our equity holders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Summary Statement of Cash Flows – Year ended December 31, 2023 compared to Year ended December 31, 2022

As of December 31, 2023, we had approximately $10,695,000 in cash and investments in marketable securities. The table below presents our cash flows for the year ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Net cash used in operating activities	$(7,864,429)	$(8,480,732)
Net cash provided by (used in) investing activities	2,188,316	(10,149,121)
Net cash provided by financing activities	5,216,683	14,007,708
Net change in cash and cash equivalents	$(459,430)	$(4,622,145)

Operating Activities

Net cash used in operating activities was approximately $7,864,000 and $8,481,000 for the year ended December 31, 2023 and 2022, respectively. The decrease in 2023 was primarily due to a decrease in operating expense, an increase in stock based compensation and an increase in accounts payable and accrued expenses for the year ended December 31, 2023.

Investing Activities

Net cash provided by investing activities in the year ended December 31, 2023 was approximately $2,188,000 and net cash used in investing activities in the year ended December 31, 2022 was approximately $10,149,000. The cash provided in investing activities for the year December 31, 2023 consisted of net purchases of short maturity US Treasury Bills from the proceeds of the 2023 Offering, and the cash used in investing activities in the year ended December 31, 2022 consisted of net purchases of short maturity US Treasury Bills from the proceeds of the 2022 Offering and payments of remaining amounts due under our license agreement with Skinvisible, see “Research and Development Commitments” below.

Financing Activities

Net cash provided by financing activities was approximately $5,217,000 for the year ended December 31, 2023. The net cash provided decreased due to the receipt of approximately $5,849,000 in net proceeds from the 2023 Offering partially offset by repayments of amounts due to officers of $600,000 and $33,000 in deferred financing costs. Net cash provided by financing activities in the year ended December 31, 2022 was approximately $14,545,000, representing net proceeds of $14,900,000 from the 2022 Offering, offset by repayments of amounts due to officers of approximately $600,000 and the repayment of approximately $312,000 of bridge notes.

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

In November 2020, Quoin Inc. entered into a Master Service Agreement with Therapeutics Inc. for the management of the preclinical and clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement was three years with automatic one year extensions, and the agreement required the execution of individual work orders. Quoin Inc. may terminate any work order for any reason with 90 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Therapeutics Inc. A work order was entered into in June 2022 for the first QRX003 clinical study at an expected estimated cost of approximately $4.4 million through 2024. An additional work order was entered into in December 2022 for a second QRX003 clinical study at an expected estimated cost of approximately $830,000. In the years ended December 31, 2023 and 2022, we incurred research and development costs under these agreements of approximately $1.5 million and $1.2 million, respectively. During the year ended December 31, 2023, we received a credit of approximately $278,000 applied to prior expenses incurred during the period of March 2023 to July 2023.

In November 2021, we entered into a research agreement with Queensland University of Technology (QUT) for a pre-clinical research program for the development of a product to treat Netherton Syndrome of approximately $250,000. In May 2022, we entered into a second research agreement with QUT for the development of a product to treat Scleroderma of approximately $610,000. Each agreement remains in place until the completion of the research program, which in each case was initially anticipated to be 18 months from execution. For the years December 31, 2023 and 2022, we incurred research and development costs related to these agreements of approximately $361,000 and $353,000 respectively.

Critical Accounting Estimates

Critical accounting estimates are those that, in management’s view, are most important to the portrayal of a company’s financial condition and results of operations and most demanding on their calls on judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. We believe our most critical accounting estimates relate to:

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

Stock based compensation:

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model, net of actual forfeitures. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

Since we have a limited history of trading as a public company, our expected stock volatility is based on a weighting of its historical volatility along with a group of a publicly traded set of peer companies. We utilize the simplified method to estimate the expected term.

The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield was assumed to be zero as we have not paid dividends since our inception and we do not anticipate paying dividends in the foreseeable future.

Long-lived assets

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

We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the year ended December 31, 2023 there was one impairment indicator which required an impairment loss measurement (see Note 10). During the year ended December 31, 2022, there were no impairment indicators which required an impairment loss measurement.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15e under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

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

Due to its inherent limitations, any system of internal control over financial reporting, no matter how well defined, may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework set forth in Internal Control — Integrated Framework by The Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013). Based on this assessment using this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fourth quarter of 2023, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is certain information regarding the members of our board of directors (the “Board” or the “Board of Directors”) and our executive officers. Each director is entitled to serve until the 2024 annual meeting of shareholders and until a successor is duly elected and qualified or until his or her earlier retirement, resignation or removal.

Name	Age	Position(s)
Dr. Michael Myers	62	Chairman of the Board and Chief Executive Officer
Denise Carter	55	Director and Chief Operating Officer
Joseph Cooper(1)(3)	66	Director
James Culverwell(1)(2)	67	Director
Dr. Dennis H. Langer(2)	72	Director
Natalie Leong(1)(3)	38	Director
Michael Sember(2)	74	Director
Gordon Dunn	59	Chief Financial Officer
(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Nominating and Governance Committee.

Set forth below is a summary of the business experience of each of our directors and executive officers.

Dr. Michael Myers, Chief Executive Officer and Director. Dr. Myers is the co-founder of Quoin Inc. and has served as Chairman and Chief Executive Officer of Quoin Inc. since its inception in 2018. Dr. Myers has served as Chairman and Chief Executive Officer of Quoin Ltd. since October 28, 2021. Dr. Myers has over 36 years of industry experience in the drug delivery and specialty pharmaceutical sectors. From 2003 to October 2015, he served as Chief Executive Officer of Innocoll AG (n/k/a Innocoll Biotherapeutics N.A. Inc.), a biotherapeutics pharmaceutical company, and was responsible for taking that company public in 2014. From 2001 to 2002, he served as President of the drug delivery division of West Pharmaceutical Services, Inc., a publicly traded company and a designer and manufacturer of injectable pharmaceutical packaging and delivery systems. From 1996 to 1999, Dr. Myers served as the President of Pharmaceutical Operations for Fuisz Technologies (Biovail), a developer of food and drug delivery systems and technologies. From 2000 to 2001, Dr. Myers served as Executive Vice President and Chief Commercial Officer of Flamel Technologies (n/k/a Avadel Pharmaceuticals PLC, a publicly traded company and a specialty pharmaceutical company. From 1987 to 1995, Dr. Myers served as the Head of Pharmaceutical Development for Elan Corporation, a biotechnology drug company. Since 2023, Dr. Myers has served as a director of Cranial Devices, a clinical stage medical device company. Since 2019, Dr. Myers has served as a director of Sonoran Bioscience and Wellesley Pharmaceuticals, each a specialty pharmaceutical company. Dr. Myers earned his Ph.D. in Chemistry from University College Cork, Ireland. We believe Dr. Myers is qualified to serve on our Board due to his extensive knowledge as one of Quoin Inc.’s co-founders and Chief Executive Officer, and his extensive clinical development, commercial and management experience with both public and private life sciences companies.

Denise Carter, Chief Operating Officer and Director. Ms. Carter is the co-founder of Quoin Inc. and has served as a director and Chief Operating Officer of Quoin Inc. since its inception in 2018. Ms. Carter has served as a director and Chief Operating Officer of Quoin Ltd. since October 28, 2021. Ms. Denise Carter has over 30 years of experience in the drug delivery and specialty pharmaceutical industries. From June 2003 to October 2015, Ms. Carter held various positions at Innocoll AG (n/k/a Innocoll Biotherapeutics N.A. Inc.), including President of Innocoll Pharmaceuticals and Executive Vice President of Business Development and Corporate Affairs of Innocoll AG. From 2001 to 2003, Ms. Carter was the Vice President of Business Development of the drug delivery division of West Pharmaceuticals, Inc., a publicly traded company. From 2000 to 2001, she was the Senior Director of Business Development of Eurand, a specialty pharmaceutical company. From 1996 to 1999, Ms. Carter was the Director of Business Development and Alliance Management of Fuisz Technologies (Biovail). From 1999 to 2000, Ms. Carter was the Director of Business Development of Cardinal Health, Inc., a multi-national health care service company. Ms. Carter earned her MBA from Wharton School of Business, University of Pennsylvania and a B.S. in Chemistry from the College of William and Mary. We believe Ms. Carter is qualified to serve on our Board due to her extensive knowledge as one of Quoin Inc.’s co-founders and Chief Operating Officer, and her extensive business development, sales and marketing and fund raising experience in the life sciences industry.

Joseph Cooper, Director. Mr. Cooper has served as a director of Quoin Inc. since May 2021. Mr. Cooper has served as a director of Quoin Ltd. since October 28, 2021. Mr. Cooper has significant experience in finance, operation, corporate development and general management roles within the pharmaceutical and healthcare industry. Since July 2023, Mr. Cooper has served as Chief Financial Officer for Hydrinity Skin Sciences, a medical aesthetics company. From 2012 to 2023, Mr. Cooper served as the President of Boulder Cove LC, a pharmaceutical and healthcare consulting company. From September 2019 to December 2022, Mr. Cooper served as the Chief of Strategy and Corporate Development for Resonea, Inc., a digital health company. From August 2018 to December 2019, Mr. Cooper served as the Chief Business Officer of NuvOx Pharmaceuticals, a clinical stage pharmaceutical company. From January 2015 to August 2018, Mr. Cooper served as Chief Financial and Operating Officer for First Place, AZ, a non-profit healthcare services organization. From 1996 to 2010, Mr. Cooper served as the Executive Vice President of Corporate and Product Development of Medicis Pharmaceutical Corp., a publicly traded pharmaceutical and medical aesthetics company. Since January 2018, Mr. Cooper has served as a director of Sonoran Biosciences, a specialty pharmaceutical company. From 2006 to 2007, Mr. Cooper served as a director of Bioenvision, a publicly traded pharmaceutical company. Mr. Cooper holds an MBA from the WP Carey School of Business at Arizona State University and a BA from Northeastern Illinois University. We believe Mr. Cooper is qualified to serve on our Board due to his extensive executive and board experience with pharmaceutical and healthcare companies.

James Culverwell, Director. Mr. Culverwell has served as a director of Quoin Inc. since April 2021. Mr. Culverwell has served as a director of Quoin Ltd. since October 28, 2021. Since May 2013, Mr. Culverwell has served as the Chief Executive Officer and is currently Chairman of the Board of Directors of HOX Therapeutics, a prostate cancer research company. In 2005, Mr. Culverwell founded Sudbrook Associates, which provided strategic advice and fund raising services for life science companies. From 1992 to 2004, Mr. Culverwell was Senior Vice President and Global Coordinator Healthcare Research at Merrill Lynch. From 1982 to 1992, Mr. Culverwell was Director of Healthcare Equity Research at ABN Amro Bank N.V., a private banking company. Since February 2022, Mr. Culverwell has served as a director and Audit Committee Chairman of TC BioPharm (Holdings) plc (Nasdaq: TCBP), a cancer treatment development company. Since January 2005, Mr. Culverwell has served as a director, Audit Committee Chairman, and member of the Compensation Committee of SafeGuard Biosystems, a high throughput molecular diagnostics company. From April 2016 to September 2019, Mr. Culverwell served as a director and Audit Committee Chairman of Amryt Pharma PLC, a publicly traded company and a commercial-stage biopharmaceutical company. From February 2013 to July 2017, Mr. Culverwell served as a director and Audit Committee Chairman of Innocoll AG. He received an MSc with honors from the University of Aberdeen. We believe Mr. Culverwell is qualified to serve on our Board due to his extensive experience serving on the audit and compensation committees for multiple public and private life sciences and healthcare companies.

Dennis H. Langer, M.D., J.D., Director. Dr. Langer has served as a director of Quoin Inc. since 2019. Dr. Langer has served as a director of Quoin Ltd. Since October 28, 2021. From 2005 to 2010, Dr. Langer served as the Managing Partner at Phoenix IP Ventures, LLC, a private equity and venture capital fund specializing in life sciences companies. From 2004 to 2005, Dr. Langer was the President, North America for Dr. Reddy’s Laboratories, Inc., a multi-national pharmaceutical company. Dr. Langer was with GlaxoSmithKline, a multi-national pharmaceutical and biotechnology company, from 1994-2004, where he served as Senior Vice President, Project, Portfolio and Alliance Management, Senior Vice President, Product Development Strategy, and Senior Vice President, Healthcare Services R&D. From 1991 to 1994, he served as President and Chief Executive Officer at Neose Technologies, Inc., a clinical stage biopharmaceutical company. From 2004 to June 2022, Dr. Langer served as a director of Myriad Genetics, Inc., a publicly traded company and a genetic testing and precision medicine company. From 2021 to June 2022, Dr. Langer served as a director of Brooklyn ImmunoTherapeutics, Inc. (n/k/a Eterna Therapeutics Inc.), a publicly traded company and a biotechnology company. From 2007 to 2019, Dr. Langer served as a director of Dicerna Pharmaceuticals Inc., a publicly traded company and a biopharmaceutical company. Dr. Langer serves on the Dean’s Advisory Board of Harvard Law School. He received an M.D. from Georgetown University School of Medicine, a J.D. from Harvard Law School, and a B.A. in Biology from Columbia University. We believe Dr. Langer is qualified to serve on our Board due to his extensive experience as an executive and board member of public and private life sciences and healthcare companies.

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

Michael Sember, Director. Mr. Sember has served as a director of Quoin Inc. since May 2021. Mr. Sember has served as a director of Quoin Ltd. since October 28, 2021. Since 2007, he has served as a Principal of Accela Advisors, a biopharmaceutical consulting firm specializing in strategic planning, business development and coaching for startups. From January 2018 to October 2020, From 2022 until 2023, Mr. Sember served as the Chief Executive Officer of RaeSedo, Inc, a startup therapeutics company spin out of the University of Arizona. Mr. Sember served as the Chief Executive Officer of Regulonix Holding, Inc., a drug development company. From October 2015 to March 2019, he served as the Mentor in Residence to companies formed from inventions discovered at the University of Arizona. From 2013 to 2015, Mr. Sember was the Corporate Turnaround Specialist and Chief Executive Officer of Palyon Medical Corporation, a drug delivery system company. From 1991 to 2002, Mr. Sember was Executive Vice President of Corporate Business Development for Élan Corporation, responsible for strategic collaborations and mergers and acquisitions. From 1973 to 1991, Mr. Sember served as the Senior director of Global Program Management at Marion Laboratories (later Marion Merrell Dow). From 2013 to 2015, Mr. Sember was the Chairman of the Board of Paylon Medical Corporation, a drug delivery system company. From 2012 to 2013, Mr. Sember was the Chairman of the Board of BioIndustry Organization of Southern Arizona, a non-profit trade group. Mr. Sember earned a Bachelor of Science degree from the University of Pittsburgh and an MBA from Rockhurst University. We believe Mr. Sember is qualified to serve on our Board due to his broad executive and capital raising experience in the life sciences industry.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and the regulations promulgated thereunder require our executive officers, directors and persons who beneficially own more than 10% of our common stock to file forms with the SEC to report their ownership of the Company’s shares and any changes in ownership. We have reviewed all forms filed electronically with the SEC during, and with respect to, 2023. Based on that review and written information given to us by all of our directors and executive officers, we believe that all of our directors, executive officers and holders of more than 10% of our stock filed on a timely basis all reports that they were required to file under Section 16(a) during fiscal 2023, except for a late Form 3 filed on March 7, 2023 for Michael Sember.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) that applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. A copy of our Code of Ethics has been posted to the “Investors—Corporate Governance” section of our website www.quoinpharma.com, and it is attached as an exhibit to this Annual Report. If we make any amendment to the Code of Ethics or grant any waivers, including any implicit waiver, from a provision of the Code of Ethics, we will disclose the nature of such amendment or waiver on our website www.quoinpharma.com. to the extent required by the rules and regulations of the SEC. The information on the website is not and should not be considered part of this Form 10-K and is not incorporated by reference in this Form 10-K.

Board of Directors

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

Our Board adopted the Amended and Restated Charter of the Audit Committee that sets forth the responsibilities of the Audit Committee under Nasdaq listing standards, as well as the requirements for such committee under the Companies Law, including the following:

●	overseeing our independent registered public accounting firm and recommending the engagement, compensation or termination of engagement of our independent registered public accounting firm to the board of directors in accordance with Israeli law;
●	recommending the engagement or termination of the person filling the office of our internal auditor;
●	recommending the terms of audit and non-audit services provided by the independent registered public accounting firm for pre-approval by our board of directors;
●	determining whether there are deficiencies in the business management practices of our company, including in consultation with our internal auditor or the independent auditor, and making recommendations to the board of directors to improve such practices;
●	determining the approval process for transactions that are ‘non-negligible’ (i.e., transactions with a controlling shareholder that are classified by the audit committee as non-negligible, even though they are not deemed extraordinary transactions), as well as determining which types of transactions would require the approval of the audit committee, which determination may be based on annually pre-determined criteria;
●	determining whether to approve certain related party transactions (including transactions in which an office holder (as defined below) has a personal interest and whether such transaction is extraordinary or material under the Companies Law);
●	examining the work plan of the internal auditor before its submission to our board of directors and proposing amendments thereto or, upon a decision of the board of directors, acting as the corporate body to approve such work plan;
●	examining our internal controls and internal auditor’s performance, including whether the internal auditor has sufficient resources and tools at his disposal to fulfill his responsibilities;
●	examining the scope of our independent auditor’s work and compensation and submitting a recommendation with respect thereto to our board of directors; and
●	establishing procedures for the handling of employees’ complaints as to the management of our business and the protection to be provided to such employees.

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

Our Board adopted the Amended and Restated Charter of the Compensation Committee that sets forth the responsibilities of such committee under Nasdaq listing standards, as well as the requirements for such committee under the Companies Law, including the following:

●	recommending to our board of directors a policy regarding the terms of engagement of the company’s office holders, to which we refer as a “compensation policy”;

●	recommending whether the compensation policy should continue in effect, if the then-current policy has a term of greater than three years (approval of either a new compensation policy or the continuation of an existing compensation policy must in any case occur every three years);
●	recommending to the board of directors updates to the compensation policy from time to time;
●	assessing implementation of the compensation policy;
●	resolving whether to approve arrangements with respect to the terms of office and employment of office holders, which require the approval of the compensation committee pursuant to the Companies Law;
●	exempting, under certain circumstances, a transaction with our Chief Executive Officer from the approval of our shareholders.;
●	making other determinations that the Companies Law assigns to a compensation committee;
●	reviewing and recommending for approval by the board of directors the overall compensation policies with respect to our Chief Executive Officer and other executive officers;
●	reviewing and recommending for approval by the board of directors the corporate goals and objectives relevant to the compensation of our Chief Executive Officer and other executive officers;
●	evaluating the performance of our Chief Executive Officer and other executive officers in light of such goals and objectives;
●	reviewing and approving the granting of options and other incentive awards, including the exercise of authorities delegated by the board of directors regarding the grant of equity incentives under our equity compensation plans;
●	reviewing, evaluating and making recommendations regarding the compensation and benefits for our non-employee directors;
●	overseeing our compliance with SEC and Nasdaq rules related to shareholder approval of certain executive compensation matters and equity compensation plans;
●	considering and implementing policies with respect to oversight, assessment and management of risks associated with our compensation polices; and
●	reviewing and establishing appropriate insurance coverage for our office holders.

Compensation Policy under the Companies Law

In general, under the Companies Law, a public company must have a compensation policy approved by the board of directors after receiving and considering the recommendations of the compensation committee. In addition, our compensation policy must be approved at least once every three years, first, by our board of directors, upon the recommendation of our compensation committee, and second, by a simple majority of the ordinary shares present, in person or by proxy, and voting (excluding abstentions) at a general meeting of shareholders, provided that either:

●	such majority includes at least a majority of the shares held by shareholders who are not controlling shareholders and shareholders who do not have a personal interest in such compensation policy; or
●	the total number of shares of non-controlling shareholders and shareholders who do not have a personal interest in the compensation policy and who vote against the policy does not exceed two percent (2%) of the aggregate voting rights in the Company.

Under special circumstances, the board of directors may approve the compensation policy despite the objection of the shareholders on the condition that the compensation committee and then the board of directors decide, on the basis of detailed grounds and after discussing again the compensation policy, that approval of the compensation policy, despite the objection of shareholders, is for the benefit of the company.

If a company that initially offers its securities to the public, like us, adopts a compensation policy in advance of its initial public offering, and describes it in its prospectus for such offering, then such compensation policy shall be deemed a validly adopted policy in accordance with the Companies Law requirements described above. Furthermore, if the compensation policy is established in accordance with the aforementioned relief, then it will remain in effect for a term of five years from the date such company becomes a public company.

The compensation policy must be based on certain considerations, include certain provisions and reference certain matters as set forth in the Companies Law. The compensation policy must serve as the basis for decisions concerning the financial terms of employment or engagement of office holders, including exculpation, insurance, indemnification or any monetary payment or obligation of payment in respect of employment or engagement. The compensation policy must be determined and later reevaluated according to certain factors, including: the advancement of the company’s objectives, business plan and long-term strategy; the creation of appropriate incentives for office holders, while considering, among other things, the company’s risk management policy; the size and the nature of the company’s operations; and with respect to variable compensation, the contribution of the office holder towards the achievement of the company’s long-term goals and the maximization of its profits, all with a long-term objective and according to the position of the office holder. The compensation policy must furthermore consider the following additional factors:

●	the education, skills, experience, expertise and accomplishments of the relevant office holder;
●	the office holder’s position and responsibilities;
●	prior compensation agreements with the office holder;
●	the ratio between the cost of the terms of employment of an office holder and the cost of the employment of other employees of the company, including employees employed through contractors who provide services to the company, in particular the ratio between such cost to the average and median salary of such employees of the company, as well as the impact of disparities between them on the work relationships in the company;
●	if the terms of employment include variable components — the possibility of reducing variable components at the discretion of the board of directors and the possibility of setting a limit on the value of non-cash variable equity-based components; and
●	if the terms of employment include severance compensation — the term of employment or office of the office holder, the terms of the office holder’s compensation during such period, the company’s performance during such period, the office holder’s individual contribution to the achievement of the company goals and the maximization of its profits and the circumstances under which he or she is leaving the company.

The compensation policy must also include, among other things:

●	with regards to variable components:
●	with the exception of office holders who report to the chief executive officer, a means of determining the variable components on the basis of long-term performance and measurable criteria; provided that the company may determine that an immaterial part of the variable components of the compensation package of an office holder shall be awarded based on non-measurable criteria, or if such amount is not higher than three months’ salary per annum, taking into account such office holder’s contribution to the company;
●	the ratio between variable and fixed components, as well as the limit of the values of variable components at the time of their payment, or in the case of equity-based compensation, at the time of grant;
●	a condition under which the office holder will return to the company, according to conditions to be set forth in the compensation policy, any amounts paid as part of the office holder’s terms of employment, if such amounts were paid based on information later to be discovered to be wrong, and such information was restated in the company’s financial statements;

●	the minimum holding or vesting period of variable equity-based components to be set in the terms of office or employment, as applicable, while taking into consideration long-term incentives; and
●	a limit to retirement grants.

Our compensation policy is designed to promote retention and motivation of directors and executive officers, incentivize superior individual excellence, align the interests of our directors and executive officers with our long-term performance and provide a risk management tool. To that end, a portion of our executive officer compensation package is targeted to reflect our short and long-term goals, as well as the executive officer’s individual performance. On the other hand, our compensation policy includes measures designed to reduce the executive officer’s incentives to take excessive risks that may harm us in the long-term, such as limits on the value of cash bonuses and equity-based compensation, limitations on the ratio between the variable and the total compensation of an executive officer and minimum vesting periods for equity-based compensation.

Our compensation policy also addresses our executive officers’ individual characteristics (such as their respective position, education, scope of responsibilities and contribution to the attainment of our goals) as the basis for compensation variation among our executive officers and considers the internal ratios between compensation of our executive officers and directors and other employees. Pursuant to our compensation policy, the compensation that may be granted to an executive officer may include: base salary, annual bonuses and other cash bonuses (such as a signing bonus and special bonuses with respect to significant events, such as a significant partnership, collaboration agreement or the generation of positive clinical trial results or regulatory approval of one of the Company’s products), equity-based compensation and termination of service grants.

An annual cash bonus may be awarded to executive officers upon the attainment of pre-set periodic objectives and individual targets. The annual cash bonus that may be granted to our executive officers is based primarily on measurable short- and long-term criteria. A non-material part of variable compensation for executive officers may be based on qualitative or non-measurable criteria which focus on the executive officer’s contribution to the Company, subject to a maximum amount linked to the executive officer’s base salary.

The equity-based compensation under our compensation policy for our executive officers is designed in a manner consistent with the underlying objectives in determining the base salary and the annual cash bonus, with its main objectives being to enhance the alignment between the executive officers’ interests with our long-term interests and those of our shareholders and to strengthen the retention and the motivation of executive officers in the long term. Our compensation policy provides for equity compensation in any form permitted under our equity incentive plan then in place. The equity-based compensation shall be granted from time to time and be individually determined and awarded according to the performance, educational background, prior business experience, qualifications, role and the personal responsibilities of the executive officer.

In addition, our compensation policy contains compensation recovery provisions which allow us under certain conditions to recover bonuses paid in excess, enables our compensation committee and board of directors to approve an immaterial change in the terms of employment of an executive officer and allow us to exculpate, indemnify and insure our executive officers and directors to the maximum extent permitted by Israeli law subject to certain limitations set forth therein.

Our compensation policy also provides for compensation to the members of our board of directors in accordance with market compensation trends, provided however that in the case of an external director, such compensation will be paid in accordance with the amounts provided in the Companies Regulations (Rules Regarding the Compensation and Expenses of an External Director) of 2000, as amended by the Companies Regulations (Relief for Public Companies Traded in Stock Exchange Outside of Israel) of 2000, as such regulations may be amended from time to time.

Our compensation policy was approved by our compensation committee, our board of directors and shareholders and became effective on April 12, 2022.

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

Internal Auditor

Under the Companies Law, the board of directors of a public company must appoint an internal auditor based on the recommendation of the audit committee. The role of the internal auditor is, among other things, to review the company’s compliance with applicable law and orderly business procedure. Under the Companies Law, the internal auditor cannot be an interested party, an office holder, or a relative of an interested party or an office holder. Nor may the internal auditor be the company’s independent auditor or its representative. An “interested party” is defined in the Companies Law as (i) a holder of 5% or more of the issued share capital or voting power in a company, (ii) any person or entity who has the right to designate one or more directors or to designate the chief executive officer of the company, or (iii) any person who serves as a director or as chief executive officer of the company. The role of the internal auditor is to examine, among other things, our compliance with applicable law and orderly business procedures. The audit committee is required to oversee the activities of the internal auditor and to assess his or her work plan and performance. Our internal auditor is Mr. Edo Pollack, a Certified Public Accountant and partner-in-charge of the Israel office of Eisner Advisory Group LLC.

Fiduciary Duties of Directors, Executive Officers and Shareholders

The Companies Law codifies the fiduciary duties that office holders owe to a company. An office holder is defined in the Companies Law as a general manager, chief business manager, deputy general manager, vice general manager, any other person assuming the responsibilities of any of these positions regardless of such person’s title, a director, and any other manager directly subordinate to the general manager. Each person listed in the table under “Management” is an office holder under the Companies Law.

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

Shareholder duties

Pursuant to the Companies Law, a shareholder has a duty to act in good faith and in a customary manner toward the company and other shareholders and to refrain from abusing his or her power with respect to the company, including, among other things, in voting at a general meeting and at shareholder class meetings with respect to the following matters:

●	an amendment to the company’s articles of association;
●	an increase of the company’s authorized share capital;
●	a merger; or
●	interested party transactions that require shareholder approval.

In addition, a shareholder has a general duty to refrain from discriminating against other shareholders.

Certain shareholders also have a duty of fairness toward the company. These shareholders include any controlling shareholder, any shareholder who knows that it has the power to determine the outcome of a shareholder vote, and any shareholder who has the power to appoint or to prevent the appointment of an office holder of the company or exercise any other rights available to it under the company’s articles of association with respect to the company. The Companies Law does not define the substance of this duty of fairness, except to state that the remedies generally available upon a breach of contract will also apply in the event of a breach of the duty of fairness.

Disclosure of Personal Interests of an Office Holder and Approval of Certain Transactions

The Companies Law requires that an office holder promptly disclose to the board of directors any personal interest and all related material information known to such office holder concerning any existing or proposed transaction with the company. A personal interest includes an interest of any person in an act or transaction of a company, including a personal interest of one’s relative or of a corporate body in which such person or a relative of such person is a 5% or greater shareholder, director, or general manager or in which such person has the right to appoint at least one director or the general manager, but excluding a personal interest stemming solely from one’s ownership of shares in the company. A personal interest includes the personal interest of a person for whom the office holder holds a voting proxy or the personal interest of the office holder with respect to the officer holder’s vote on behalf of a person for whom he or she holds a proxy even if such shareholder has no personal interest in the matter.

If it is determined that an office holder has a personal interest in a non-extraordinary transaction (meaning any transaction that is in the ordinary course of business, on market terms or that is not likely to have a material impact on the company’s profitability, assets or liabilities), approval by the board of directors is required for the transaction unless the company’s articles of association provide for a different method of approval. Any such transaction that is adverse to the company’s interests may not be approved by the board of directors.

Approval first by the company’s audit committee and subsequently by the board of directors is required for an extraordinary transaction (meaning any transaction that is not in the ordinary course of business, not on market terms or that is likely to have a material impact on the company’s profitability, assets or liabilities) in which an office holder has a personal interest.

A director and any other office holder who has a personal interest in a transaction which is considered at a meeting of the board of directors or the audit committee may generally (unless it is with respect to a transaction which is not an extraordinary transaction) not be present at such a meeting or vote on that matter unless a majority of the directors or members of the audit committee, as applicable, have a personal interest in the matter. If a majority of the members of the audit committee or the board of directors have a personal interest in the matter, then all of the directors may participate in deliberations of the audit committee or board of directors, as applicable, with respect to such transaction and vote on the approval thereof and, in such case, shareholder approval is also required.

Certain disclosure and approval requirements apply under Israeli law to certain transactions with controlling shareholders, certain transactions in which a controlling shareholder has a personal interest, and certain arrangements regarding the terms of service or employment of a controlling shareholder. For these purposes, a controlling shareholder is any shareholder that has the ability to direct the company’s actions, including any shareholder holding 25% or more of the voting rights if no other shareholder owns more than 50%

of the voting rights in the company. Two or more shareholders with a personal interest in the approval of the same transaction are deemed to be one shareholder.

Exculpation, insurance and indemnification of office holders

Under the Companies Law, a company may not exculpate an office holder from liability for a breach of the duty of loyalty. An Israeli company may exculpate an office holder in advance from liability to the company, in whole or in part, for damages caused to the company as a result of a breach of duty of care, but only if a provision authorizing such exculpation is included in its articles of association. Our articles of association include such a provision. An Israeli company may not exculpate a director from liability arising out of a prohibited dividend or distribution to shareholders.

An Israeli company may indemnify an office holder from the following liabilities and expenses incurred for acts performed as an office holder, either in advance of an event or following an event, provided a provision authorizing such indemnification is contained in its articles of association:

●	a financial liability imposed on him or her in favor of another person pursuant to a judgment, including a settlement or arbitrator’s award approved by a court. However, if an undertaking to indemnify an office holder with respect to such liability is provided in advance, then such an undertaking must be limited to events which, in the opinion of the board of directors, can be foreseen based on the company’s activities when the undertaking to indemnify is given, and to an amount or according to criteria determined by the board of directors as reasonable under the circumstances, and such undertaking shall detail the above mentioned events and amount or criteria;
●	reasonable litigation expenses, including legal fees, incurred by the office holder (1) as a result of an investigation or proceeding instituted against him or her by an authority authorized to conduct such investigation or proceeding, provided that (i) no indictment was filed against such office holder as a result of such investigation or proceeding; and (ii) no financial liability, such as a criminal penalty, was imposed upon him or her as a substitute for the criminal proceeding as a result of such investigation or proceeding or, if such financial liability was imposed, it was imposed with respect to an offense that does not require proof of criminal intent; and (2) in connection with a monetary sanction;
●	reasonable litigation expenses, including legal fees, incurred by the office holder or imposed by a court in proceedings instituted against him or her by the company, on its behalf or by a third-party or in connection with criminal proceedings in which the office holder was acquitted or as a result of a conviction for an offense that does not require proof of criminal intent;
●	expenses, including reasonable litigation expenses and legal fees, incurred by an office holder in relation to an administrative proceeding instituted against such office holder, or certain compensation payments made to an injured party imposed on an office holder by an administrative proceeding, pursuant to certain provisions of the Israeli Securities Law; and
●	expenses, including reasonable litigation expenses and legal fees, incurred by an office holder in relation to an administrative proceeding instituted against such office holder pursuant to certain provisions of the Israeli Economic Competition Law, 5758-1988.

An Israeli company may insure an office holder against the following liabilities incurred for acts performed as an office holder if and to the extent provided in the company’s articles of association:

●	a breach of the duty of loyalty to the company, to the extent that the office holder acted in good faith and had a reasonable basis to believe that the act would not prejudice the company;
●	a breach of the duty of care to the company or to a third-party, including a breach arising out of the negligent conduct of the office holder;
●	a financial liability imposed on the office holder in favor of a third-party;
●	a financial liability imposed on the office holder in favor of a third-party harmed by a breach in an administrative proceeding, pursuant to certain provisions of the Israeli Securities Law; and

●	expenses, including reasonable litigation expenses and legal fees, incurred by the office holder as a result of an administrative proceeding instituted against him or her, pursuant to certain provisions of the Israeli Securities Law.

An Israeli company may not exempt, indemnify or insure an office holder against any of the following:

●	a breach of the duty of loyalty, except with respect to insurance coverage or indemnification, to the extent that the office holder acted in good faith and had a reasonable basis to believe that the act would not prejudice the company;
●	a breach of the duty of care committed intentionally or recklessly, excluding a breach arising out of the negligent conduct of the office holder;
●	an act or omission committed with intent to derive illegal personal benefit; or
●	a fine, monetary sanction, or forfeit levied against the office holder.

Under the Companies Law, exculpation, indemnification, and insurance of office holders must be approved by the compensation committee and the board of directors (and, with respect to directors and the chief executive officer, by the shareholders). However, under regulations promulgated under the Companies Law, the insurance of office holders shall not require shareholder approval and may be approved by only the compensation committee if the engagement terms are determined in accordance with the company’s compensation policy, which was approved by the shareholders by the same special majority required to approve a compensation policy, provided that the insurance policy is on market terms and the insurance policy is not likely to materially impact the company’s profitability, assets, or obligations.

Our articles of association allow us to exculpate, indemnify, and insure our office holders to the maximum extent permitted by law. Our office holders are currently covered by a directors and officers’ liability insurance policy.

We have entered enter into agreements with each of our directors and executive officers exculpating them in advance, to the fullest extent permitted by law, from liability to us for damages caused to us as a result of a breach of duty of care, and undertaking to indemnify them to the fullest extent permitted by law. This indemnification is limited to events determined as foreseeable by the board of directors based on our activities and to an amount or according to criteria determined by the board of directors as reasonable under the circumstances.

In the opinion of the SEC, indemnification of directors and office holders for liabilities arising under the Securities Act, however, is against public policy and therefore unenforceable.

Approvals Required for the Compensation of Directors and Executive Officers

Directors

Under the Companies Law, the compensation of a public company’s directors requires the approval of (i) its compensation committee, (ii) its board of directors and, unless exempted under regulations promulgated under the Companies Law, (iii) the approval of its shareholders at a general meeting. In addition, if the compensation of a public company’s directors is inconsistent with the company’s compensation policy, then those inconsistent provisions must be separately considered by the compensation committee and board of directors, and approved by the shareholders by a special vote in one of the following two ways:

●	at least a majority of the shares held by all shareholders who are not controlling shareholders and do not have a personal interest in such matter, present and voting at such meeting, vote in favor of the inconsistent provisions of the compensation package, excluding abstentions; or
●	the total number of shares of non-controlling shareholders and shareholders who do not have a personal interest in such matter voting against the inconsistent provisions of the compensation package does not exceed two percent (2%) of the aggregate voting rights in the Company.

Executive officers other than the chief executive officer

The Companies Law requires the compensation of a public company’s executive officers (other than the chief executive officer and who do not also serve as a director) be approved in the following order: (i) the compensation committee, (ii) the company’s board of directors, and (iii) if such compensation arrangement is inconsistent with the company’s stated compensation policy, the company’s shareholders (by a special vote as discussed above with respect to the approval of director compensation that is inconsistent with the compensation policy).

However, there are exceptions to the foregoing approval requirements with respect to such non-director executive officers. If the shareholders of the company do not approve the compensation of such a non-director executive officer, the compensation committee and board of directors may override the shareholders’ disapproval for such non-director executive officer provided that the compensation committee and the board of directors each document the basis for their decision to override the disapproval of the shareholders and approve the compensation.

An amendment to an existing compensation arrangement with a non-director executive officer requires only the approval of the compensation committee, if the compensation committee determines that the amendment is immaterial. However, if such non-director executive officer is subordinate to the chief executive officer, an immaterial amendment to an existing compensation arrangement shall not require the approval of the compensation committee if (i) such amendment is approved by the chief executive officer, (ii) the company’s compensation policy allows for such immaterial amendments to be approved by the chief executive officer and (iii) the engagement terms are consistent with the company’s compensation policy.

Chief Executive officer

Under the Companies Law, the compensation of a public company’s chief executive officer is required to be approved by: (i) the company’s compensation committee, (ii) the company’s board of directors and (iii) the company’s shareholders (by a special vote as discussed above with respect to the approval of director compensation that is inconsistent with the compensation policy). However, if the shareholders of the company do not approve the compensation arrangement with a chief executive officer who does not serve as a director, the compensation committee and board of directors may override the shareholders’ decision provided that they each document the basis for their decision and the compensation is in accordance with the company’s compensation policy. The approval of each of the compensation committee and board of directors should be in accordance with the company’s compensation policy; however, in special circumstances, they may approve compensation terms of a chief executive officer that are inconsistent with such policy provided that they have considered those provisions that must be included in the compensation policy according to the Companies Law and that shareholder approval was obtained (by a special majority vote as discussed above with respect to the approval of director compensation that is inconsistent with the compensation policy).

In the case of a new chief executive officer, the compensation committee may waive the shareholder approval requirement with regard to the compensation of a candidate for the chief executive officer position if the compensation committee determines that: (i) the compensation arrangement is consistent with the company’s compensation policy, (ii) the chief executive officer candidate did not have, on the date of his appointment or during the two-year period preceding his appointment, an “affiliation” (including an employment relationship, a business or professional relationship or control) with the company or a controlling shareholder of the company or a relative thereof and (iii) subjecting the approval of the engagement to a shareholder vote would impede the company’s ability to employ the chief executive officer candidate. However, if the chief executive officer candidate will serve as a member of the board of directors, such candidate’s compensation terms as chief executive officer must be approved in accordance with the rules applicable to approval of compensation of directors.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation awarded to, earned by, or paid to our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (collectively referred to as “named executive officers” or “Covered Office Holders”) during the years ended December 31, 2023 and 2022.

				Option	All Other
		Salary	Bonus(1)	Awards(2)	Compensation(3)	Total(4)
Name and Principal Position	Year	($)	($)	($)	($)	($)
Dr. Michael Myers	2023	602,250	—	292,263	59,550	954,063
Chief Executive Officer	2022	550,000	247,500	1,112,187	57,112	1,966,799

Denise Carter	2023	481,800	—	292,266	56,000	830,066
Chief Operating Officer	2022	440,000	198,000	1,112,187	55,215	1,805,402

Gordon Dunn(4)	2023	394,200	—	184,635	—	578,835
Chief Financial Officer	2022	360,000	162,000	926,822	1,385	1,450,207
(1)	For bonuses earned during the year ended December 31, 2022, represents a discretionary cash bonus under the officer’s respective employment agreement granted in recognition of the applicable officer’s promotion of our long-term goals, strategy and operating plan, the need to have appropriate incentives for our officers, and contribution to the achievement of our objectives in accordance with the applicable officer’s respective corporate role during the year ended December 31, 2022. Dr. Myers’ and Ms. Carter’s bonuses were approved by shareholders at our Annual Meeting held October 26, 2023. The amount of bonuses earned during the year ended December 31, 2023 is not calculable through the date of this Annual Report, and such amount will be disclosed in a Current Report on Form 8-K after we obtain applicable approvals of our shareholders under the Companies Law at our 2024 Annual Meeting of Shareholders.
(2)	Represents the grant date fair value of option awards granted to each of our named executive officers on April 12, 2022 and October 26, 2023, respectively, calculated in accordance with FASB ASC Topic 718. The 2022 options have an exercise price of $210 per ADS and vest in four equal annual installments beginning on April 12, 2023. The 2023 options have an exercise price of $5.75 per ADS and vest in in three annual installments of 20% and a fourth annual installment of 40% beginning on October 26, 2024. The option values were calculated using a Black-Scholes Model for pricing options. See Note 7 to the Consolidated Financial Statements included in this Annual Report for all relevant valuation assumptions used to determine the grant date fair value of these options.

(3)	Represents amounts paid as office and automobile allowance to Mr. Myers and Ms. Carter under their respective employment agreements, as well as the employer matching contribution to the executive’s 401(k) plan contributions under our Section 401(k) retirement plan (the “Section 401(k) Plan”), broken down as follows:

		Office	Car	401(k)
		Allowance	Allowance	Contributions	Total
		($)	($)	($)	($)

Michael Myers	2023	30,000	18,000	11,550	59,550
	2022	30,000	18,000	9,112	57,112
Denise Carter	2023	30,000	18,000	8,000	56,000
	2022	30,000	18,000	7,215	55,215
Gordon Dunn	2023	—	—	—	—
	2022	—	—	1,385	1,385

Employment Agreements

We entered into written employment agreements with our Covered Office Holders that contain customary provisions, including non-compete and confidentiality provisions.

Dr. Myers. Pursuant to his Executive Employment Agreement with Quoin Inc., dated March 9, 2018, which was amended as of November 9, 2021 (as amended, the “Myers Agreement”), Dr. Myers is entitled to an annual base salary of $550,000, which accrued monthly until paid by Quoin Inc. Dr. Myers may also receive, subject to employment by us on the applicable date of bonus payout, an annual target discretionary bonus of not less than 45% of his annual base salary, payable at the discretion of the board of directors after approval of our compensation committee, subject to shareholder approval by a Special Majority for Compensation Matters. Pursuant to the Myers Agreement, Dr. Myers is also eligible to receive healthcare benefits as may be provided from time to time by us to our employees generally, and to receive paid time off annually in accordance with our policies in effect from time to time. Additionally, the Myers Agreement provides Dr. Myers with a monthly office allowance of $2,500 and a monthly automobile allowance of $1,500. At the annual general meeting of shareholders held on October 26, 2023, shareholders approved an amendment to Dr. Myers’ employment agreement to increase to Dr. Meyer’s annual base salary by 9.5%, retroactive to January 1, 2023, to $602,250.

Ms. Carter. Pursuant to her Executive Employment Agreement with Quoin Inc., dated March 9, 2018, which was amended as of November 9, 2021 (as amended, the “Carter Agreement”), Ms. Carter is entitled to an annual base salary of $440,000, which accrued monthly until paid by Quoin Inc. Ms. Carter may also receive, subject to employment by us on the applicable date of bonus payout, an annual target discretionary bonus of not less than 45% of her annual base salary, payable at the discretion of the board of directors after approval of our compensation committee, subject to shareholder approval by a Special Majority for Compensation Matters. Pursuant to the Carter Agreement, Ms. Carter is also eligible to receive healthcare benefits as may be provided from time to time by us to our employees generally, and to receive paid time off annually in accordance with Quoin’s policies in effect from time to time. Additionally, the Carter Agreement provides Ms. Carter with a monthly office allowance of $2,500 and a monthly automobile allowance of $1,500. At the annual general meeting of shareholders held on October 26, 2023, shareholders approved an amendment to Ms. Carter’s employment agreement to increase to Ms. Carter’s annual base salary by 9.5%, retroactive to January 1, 2023, to $481,800.

Mr. Dunn. Pursuant to his Service Agreement with Quoin Inc., dated November 1, 2021 (as amended, the “Dunn Agreement”), Mr. Dunn is entitled to an annual base salary of $360,000. In addition, Mr. Dunn is entitled to receive (i) a signing bonus equal to one-twelfth of his annual base salary, and (ii) subject to employment by us on the applicable date of bonus payout, an annual target discretionary bonus of not less than 45% of his annual base salary, payable at the discretion of the Board, which will be prorated for 2021. Under the Dunn Agreement, upon our adoption of an option plan, we are obligated to grant an option to Mr. Dunn to purchase our ordinary shares, with $1.25 million grant date value, subject to the terms of such plan. Mr. Dunn is also eligible to receive healthcare benefits as may be provided from time to time by us to our employees generally and paid time off annually in accordance with our policies in effect from time to time. Effective October 26, 2023, Mr. Dunn’s annual base salary was amended to provide for an increase to his annual base salary by 9.5%, retroactive to January 1, 2023, to $394,200.

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

Outstanding Equity Awards at December 31, 2023

The following table sets forth information with respect to outstanding equity awards for each named executive officer as of December 31, 2023.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option
	Unexercised	Unexercised	Exercise	Option
	Options (#)	Options (#)	Price(2)	Expiration
Name	Exercisable	Unexercisable(1)	($)	Date

Dr. Michael Myers	1,786	5,357	210.00	04/12/2032
	—	80,965	5.75	10/26/2033
Denise Carter	1,786	5,357	210.00	04/12/2032
	—	80,966	5.75	10/26/2033
Gordon Dunn	1,488	4,465	210.00	04/12/2032
	—	51,149	5.75	10/26/2033
(1)	Represents the number of ADSs issuable upon the exercise of options. The 2022 options vest in four equal annual installments beginning on April 12, 2023. The 2023 options vest in in three annual installments of 20% and a fourth annual installment of 40% beginning on October 26, 2024.
(2)	Represents the exercise price per ADS.

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

Option Grants

At our April 2022 Annual Meeting, our shareholders approved the grant an option to purchase 7,143 ADSs under the Plan to each of Dr. Myers and Ms. Carter. In addition, our Board approved the grant of an option to purchase 5,953 ADSs under the Plan to Mr. Dunn. The 2022 option grants were each at an exercise price of $210.00 per ADS, in four equal annual installments beginning on April 12, 2023. At our October 2023 Annual Meeting, our shareholders approved the grant an option to purchase 80,956 and 80,966 ADSs under the Plan to Dr. Myers and Ms. Carter, respectively. In addition, our Board approved the grant of an option to purchase 51,149 ADSs under the Plan to Mr. Dunn. The 2023 option grants were each at an exercise price of $5.75 per ADS, vesting in three annual installments of 20% and a fourth annual installment of 40% beginning on October 26, 2024. Under the Companies Law, shareholder approval was not required for the option grants to Mr. Dunn.

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

Non-Employee Director Compensation

Under our non-employee directors’ compensation program, non-employee directors are entitled to receive the following cash compensation for their services:

●	each non-employee director receives an annual base retainer of $75,000;
●	each committee chairperson receives an additional retainer of $15,000 for his or her service as a chairperson; and
●	each member of a standing committee receives an additional retainer of $5,000 for such service on a standing committee.

In addition to cash compensation, our non-employee directors are also entitled to equity awards under our director compensation policy. Each non-employee director is entitled to receive an annual award of options under the Plan valued at $44,000. In addition, each non-employee director who joins the Board is granted an inaugural award of options valued at $165,000.

The following table sets forth information concerning the compensation awarded to, earned by or paid to non-employee directors for the year ended December 31, 2023.

	Fees Earned or	Option
	Paid in Cash	Awards(1)	Total
Name	($)	($)	($)
Joseph Cooper	85,000	27,622	112,622
James Culverwell	95,000	27,622	122,622
Dr. Dennis H. Langer	90,000	27,622	117,622
Natalie Leong	95,000	27,622	122,622
Michael Sember	80,000	27,622	107,622
(1)	Represents the grant date fair value of option awards granted to each of our non-employee directors on October 26, 2023, calculated in accordance with FASB ASC Topic 718. These options have an exercise price of $5.75 per ADS and vest in four equal annual installments beginning on October 26, 2024. The option values were calculated using a Black-Scholes Model for pricing options. See Note 7 to Consolidated Financial Statements included in this Annual Report for all relevant valuation assumptions used to determine the grant date fair value of these options. As of December 31, 2023 the aggregate number of outstanding options held by each of our non-employee directors was 8,724 ADSs.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of our ordinary shares as of March 13, 2024 by:

●	each person, or group of affiliated persons, known by us to own beneficially 5% or more of our outstanding ordinary shares;
●	each of our directors and named executive officers; and
●	all of our directors and officers as a group.

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

Except as indicated by footnote, the beneficial ownership information is based upon 3,685,970 ordinary shares outstanding as of March 13, 2024. Ordinary shares that may be acquired by a person within 60 days of March 13, 2024, pursuant to the exercise of options are deemed to be outstanding for purpose of computing the percentage ownership of such person, but are not deemed to be outstanding for purposes of computing the percentage ownership of ordinary shares of any other person shown in the table. Each ADS represents one ordinary share.

Unless indicated otherwise below, the address of our directors and executive officers is c/o Quoin Pharmaceuticals Ltd., 42127 Pleasant Forest Court, Ashburn, VA 20148-7349.

	Amount and Nature of Beneficial	Percentage
Name and Address of Beneficial Owner	Ownership	of Class
Directors and Named Executive Officers:
Dr. Michael Myers(1)	12,930	*
Denise Carter(2)	12,929	*
Joseph Cooper(3)	715	*
James Culverwell(4)	1,032	*
Dr. Dennis Langer(5)	1,065	*
Natalie Leong(6)	715	*
Michael Sember(7)	715	*
Gordon Dunn(8)	2,977	*
All directors and officers as a group (8 persons) (9)	33,078	*

* Less than 1%

(1)	Consists of (i) 9,358 ordinary shares held directly and (ii) 3,572 ordinary shares issuable upon the exercise of options.
(2)	Consists of (i) 9,357 ordinary shares held directly and (ii) 3,572 ordinary shares issuable upon exercise of options.
(3)	Represents 715 ordinary shares issuable upon exercise of options.
(4)	Consists of (i) 317 ordinary shares held directly and (ii) 715 ordinary shares issuable upon exercise of options.
(5)	Consists of (i) 350 ordinary shares held directly and (ii) 715 ordinary shares issuable upon exercise of options.
(6)	Represents 715 ordinary shares issuable upon exercise of options.
(7)	Represents 715 ordinary shares issuable upon exercise of options.
(8)	Represents 2,977 ordinary shares issuable upon exercise of options.
(9)	Consists of (i) 19,382 ordinary shares held directly and (ii) 13,696 ordinary shares issuable upon the exercise of options.

Equity Compensation Plan Table

The following table summarizes our equity compensation plan information as of December 31, 2023.

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under equity
	to be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected
Plan category	warrants and rights(1)	warrants and rights(2)	in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	278,011	$25.34	41,386
Equity compensation plans not approved by security holders	—	—	—
Total	278,011	$25.34	41,386
(1)	Represents the number of ADSs issuable upon the exercise of options.
(2)	Represents the weighted-average exercise price of outstanding options exercisable into ADSs.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board determined that Joseph Cooper, James Culverwell, Dr. Dennis Langer, Natalie Leong, and Michael Sember, qualify as independent directors, as such term is defined under Nasdaq listing rules.

Certain Relationships and Related Transactions

In 2021, Quoin Inc. paid $100,000 of consulting expenses to a company controlled by Dennis Langer, our director, and approximately $8,000 and $48,000 and $12,000 were paid in 2021, 2022, and 2023, respectively, to Dr. Myers’ son, who was consulting Quoin Inc. on research and development matters from time to time. As of March 31, 2023, Dr. Myers’ son no longer provides consulting services to Quoin.

Due to the limited funding of Quoin Inc. prior to the consummation of the Merger, the compensation, including salary, office and car allowances and other benefits, due to Dr. Myers and Ms. Carter under their respective employment agreements, as well as reimbursement of expenses and other amounts paid by Dr. Myers and Ms. Carter to third parties on behalf of Quoin Inc., were not paid by Quoin Inc. to Dr. Myers and Ms. Carter, and were accrued as indebtedness to Dr. Myers and Ms. Carter. Following the closing of the Merger, Quoin Inc. began making payments of $25,000 per month to each of Dr. Myers and Ms. Carter to repay the above-described non-interest-bearing indebtedness. We repaid $125,000,$300,000 and $300,000 of such indebtedness to Dr. Myers and $160,000, $300,000 and $300,000 to Ms. Carter in 2021, 2022 and 2023, respectively. As of December 31, 2023, approximately $1,959,000 and $1,565,000 of such indebtedness was outstanding to Dr. Myers and Ms. Carter, respectively.

Commencing in October 2020, Quoin Inc. issued promissory notes (the “2020 Notes”) to five noteholders, including our directors, Messrs. Langer and Culverwell (collectively, “2020 Noteholders”). The 2020 Notes were issued at a 25% original issue discount with an aggregate face value of $1,213,313 with an interest at a rate of 20% per annum. The 2020 Noteholders also received warrants exercisable at any time after the issuance date. At the closing of the Merger in October 2021, 432 ADSs were issued to the 2020 Noteholders upon the conversion of the principal of the 2020 Notes, of which 52 ADSs were issued to Mr. Langer and 47 ADSs were issued to Mr. Culverwell. In December 2021, we concluded that the calculation of ADSs due to the 2020 Noteholders did not account for accrued interest due when the ADSs were issued. We reached cash settlements with two 2020 Noteholders, who are not our directors, to account for this. Based on the terms of these cash settlements, we estimate the liability to the remaining three 2020 Noteholders, including our directors, to be $1,146,000 as of December 31, 2023 and 2022. The exercise price of the warrants held by the 2020 Noteholders was reduced to $0.00 as of July 14, 2022 as a result of agreement with Quoin’s investor. The change in the exercise price of the Noteholder Warrants resulted in a deemed dividend of approximately $65,000. From July to September 2022, the 2020 Noteholders exercised all their warrants to purchase ADSs at $0.00 per ADS exercise price, and a total of 2,449 ADSs were issued to such noteholders, of which 298 ADSs were issued to Mr. Langer and 270 ADSs were issued to Mr. Culverwell.

Item 14. Principal Accountant Fees and Services

The Company’s shareholders appointed Friedman LLP (“Friedman”) as the Company’s independent registered public accounting firm for the year ended December 31, 2021. Based on information provided by Friedman, effective September 1, 2022, Friedman combined with Marcum LLP (“Marcum”). Marcum has served as the Company’s independent registered public accounting firm since September 1, 2022.

The following table sets forth the aggregate accounting fees paid by us to Marcum and Friedman for all services, including audit services, for the years ended December 31, 2023 and 2022, as applicable.

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Type of Fees (a) (in thousands)
Audit Fees	$244	$258
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$244	$258
(a)	The aggregate fees included in Audit Fees are fees billed for the fiscal years. Audit fees relate to professional services rendered in connection with the annual financial statements, quarterly review of financial statements, and audit services provided in connection with other statutory and regulatory filings.

Audit Fees. Audit fees refer to the aggregate fees, including expenses, for the audit of our annual financial statements and review of financial statements included in our quarterly reports and other services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Audit-Related fees refer to the aggregate fees, including expenses, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements not reported under “Audit Fees” above.

Tax Fees. Our independent registered public accounting firm did not provide any tax services during the periods.

All Other Fees. Our independent registered public accounting firm did not provide any “other services” during the periods.

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

4.19	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.20	Form of Pre-Funded Warrant issued in the 2024 Offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 8, 2024).
4.21	Form of Series D Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 8, 2024).
4.22	Form of Series E Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on March 8, 2024).
4.23

Form of Amendment to Warrants to Purchase Ordinary Shares Represented by American Depositary Shares (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the SEC on March 8, 2024).

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

10.34#	Form of Non-Qualified Stock Option Award Agreement for directors (incorporated by reference to Exhibit 10.34 to Form F-1 filed with the SEC on August 3, 2022).
10.35#	Form of Non-Qualified Stock Option Award Agreement for officers (incorporated by reference to Exhibit 10.35 to Form F-1 filed with the SEC on August 3, 2022).
10.36	License and Distribution Agreement, by and between Quoin Pharmaceuticals Inc. and Farma Mondo (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 13, 2023).
10.37

Purchase Agreement, dated January 25, 2024, by and between Quoin Pharmaceuticals Ltd. and Alumni Capital LP (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 30, 2024).

10.38	Securities Purchase Agreement dated March 4, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 8, 2024).
10.39	Placement Agency Agreement dated March 4, 2024 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on March 8, 2024).
14.1	Code of Ethics. (incorporated by reference to Exhibit 14.1 to Form 10-K filed with the SEC on March 15, 2023).
21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 8.1 to Form 20-F filed with the SEC on April 13, 2022).
23.1*	Consent of Marcum LLP, Certified Public Accountants
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
97.1*	Clawback Policy
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

Date: March 14, 2024	QUOIN PHARMACEUTICALS LTD.

	By:	/s/ Dr. Michael Myers
	Name:	Dr. Michael Myers
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Michael Myers	Chairman and Chief Executive Officer	March 14, 2024
Dr. Michael Myers	(Principal Executive Officer)

/s/ Gordon Dunn	Chief Financial Officer
Gordon Dunn	(Principal Financial Officer and Principal Accounting Officer)	March 14, 2024

/s/ Denise Carter
Denise Carter	Director and Chief Operating Officer	March 14, 2024

/s/ Joseph Cooper
Joseph Cooper	Director	March 14, 2024

/s/ James Culverwell
James Culverwell	Director	March 14, 2024

/s/ Dennis Langer
Dennis Langer	Director	March 14, 2024

/s/ Natalie Leong
Natalie Leong	Director	March 14, 2024

/s/ Michael Sember
Michael Sember	Director	March 14, 2024

QUOIN PHARMACEUTICALS LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Quoin Pharmaceuticals Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quoin Pharmaceuticals Ltd. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

● Obtained an understanding of the design and operating effectiveness of internal controls for pre-clinical and clinical cost recognition.
● Tested the completeness and accuracy of the underlying data used in the estimates including, but not limited to, the estimated costs per project milestone and duration.

●
Assessed the reasonableness of the significant assumptions, corroborated the progress of the pre-clinical and clinical trials with the Company’s operations personnel and to information obtained by the Company directly from third parties, and to information in contracts or statements of work including costs for those activities and project duration.

● Examined subsequent invoicing received from such third parties.

/s/ Marcum LLP

We have served as the Company’s auditor since 2020

East Hanover, New Jersey

March 14, 2024

QUOIN PHARMACEUTICALS LTD.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,401,198	$2,860,628
Investments	8,293,663	9,992,900
Prepaid expenses and other current assets	591,034	516,584
Total current assets	11,285,895	13,370,112

Prepaid expenses - long term	300,000	383,390
Intangible assets, net	583,334	704,561
Total assets	$12,169,229	$14,458,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$526,523	$605,600
Accrued expenses	1,308,706	1,175,705
Accrued interest and financing expense	1,146,251	1,146,251
Due to officers - short term	600,000	600,000
Total current liabilities	3,581,480	3,527,556

Due to officers - long term	2,923,733	3,523,733
Total liabilities	$6,505,213	$7,051,289

Commitments and contingencies

Shareholders’ equity:
Ordinary shares, no par value per share, 100,000,000 and 8,333,334 ordinary shares authorized at December 31, 2023 and 2022, respectively - 987,220 (987,220 ADS’s) ordinary shares issued and outstanding at December 31, 2023 and 403,887 (403,887 ADS’s) at December 31, 2022	$—	$—
Treasury stock, -0- ordinary shares issued at December 31, 2023 and 45 ordinary shares issued at December 31, 2022	—	(2,932,000)
Additional paid in capital	51,867,336	47,855,521
Accumulated deficit	(46,203,320)	(37,516,747)
Total shareholders’ equity	5,664,016	7,406,774

Total liabilities and shareholders’ equity	$12,169,229	$14,458,063

The accompanying footnotes are an integral part of these consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Consolidated Statements of Operations

	Years Ended December 31,
	2023	2022

Operating expenses
General and administrative	$6,070,517	$6,584,868
Research and development	3,307,987	2,672,836
Total operating expenses	9,378,504	9,257,704

Other (income) and expenses
Forgiveness of accounts payable	—	(416,000)
Warrant liability (income) expense	—	(77,237)
Unrealized loss (gain)	2,683	(1,307)
Realized and accrued interest income	(694,614)	(95,745)
Interest and financing expense	—	714,081
Total other (income) expense	(691,931)	123,792
Net loss	$(8,686,573)	$(9,381,496)
Deemed dividend on warrant modification	—	(65,266)
Net loss attributable to shareholders	$(8,686,573)	$(9,446,762)

Loss per ADS
Loss per ADS
Basic	$(9.64)	$(46.81)
Fully-diluted	$(9.64)	$(46.81)

Weighted average number of ADS’s outstanding
Basic	900,919	201,826
Fully-diluted	900,919	201,826

The accompanying footnotes are an integral part of these consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2023 and 2022

					Additional
	Ordinary		No Par	Treasury	Paid in	Accumulated
	Shares	ADS’s	Value	Stock	Capital	Deficit	Total
Balance at December 31, 2021	55,913	55,913	$—	$(2,932,000)	$31,659,017	$(28,069,985)	$657,032
Net loss	—	—	—	—	—	(9,381,496)	(9,381,496)
Stock based compensation	—	—	—	—	764,007	—	764,007
Issuance of ADS and Pre-Funded Warrants, net	280,000	280,000	—	—	14,877,332	—	14,877,332
Cashless exercise of warrants	64,292	64,292	—	—	—	—	—
Settlement of accrued expenses	3,682	3,682	—	—	193,537	—	193,537
Reclassification of warrant liability upon issuance of Exchange warrant	—	—	—	—	296,362	—	296,362
Deemed dividend on warrant modifcation	—	—	—	—	65,266	(65,266)	—
Balance at December 31, 2022	403,887	403,887	$—	$(2,932,000)	$47,855,521	$(37,516,747)	$7,406,774
Net loss	—	—	—	—	—	(8,686,573)	(8,686,573)
Stock based compensation	—	—	—	—	1,094,549	—	1,094,549
Retirement of Treasury Stock	—	—	—	2,932,000	(2,932,000)	—	—
Issuance of ADS and Pre-Funded Warrants, net	583,333	583,333	—	—	5,849,266	—	5,849,266
Balance at December 31, 2023	987,220	987,220	$—	$—	$51,867,336	$(46,203,320)	$5,664,016

The accompanying footnotes are an integral part of these consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022
Cash flows used in operating activities:
Net loss	$(8,686,573)	$(9,381,496)
Change in fair value of warrant liability	—	(77,237)
Stock based compensation	1,094,549	764,007
Forgiveness of trade payable	—	(416,000)
Amortization of intangibles	103,706	104,043
Asset impairment	17,521	—
Increase in accrued interest and financing expense	—	714,081
Unrealized gain and accrued interest on investments	(489,079)	(93,779)
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	53,924	(217,806)
Decrease in prepaid expenses & other assets	41,523	123,455
Net cash used in operating activities	$(7,864,429)	$(8,480,732)

Cash flows provided by (used in) investing activities:
Purchase of investments	$(18,090,684)	$(9,899,121)
Proceeds from maturity of investments	20,279,000	—
Payment for license acquisition	—	(250,000)
Net cash provided by (used in) investing activities	$2,188,316	$(10,149,121)

Cash flows provided by financing activities:
Payments of deferred financing costs	$(32,583)	$42,045
Payment of amounts due to officers	(600,000)	(599,999)
Payment of interest on “Bridge Notes”	—	(311,670)
Proceeds from sale of equity securities, net	5,849,266	14,877,332
Net cash provided by financing activities	$5,216,683	$14,007,708

Net change in cash and cash equivalents:	(459,430)	(4,622,145)
Cash and cash equivalents - beginning of year	2,860,628	7,482,773
Cash and cash equivalents - end of year	$2,401,198	$2,860,628

Supplemental information - Non cash items:
Reclassification of warrant liability to equity upon issuance of “Exchange warrants”	$—	$296,362
Deemed dividend on warrant modification	$—	$65,266
Offering expenses associated with warrant modification	$238,231	$491,601
Settlement of accrued expenses	$—	$193,537

The accompanying footnotes are an integral part of these consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

The Company is a clinical stage specialty pharmaceutical company dedicated to the development and commercialization of therapeutic products that treat rare and orphan diseases for which there are currently no approved treatments or cures. The Company’s initial focus is on the development of products, using proprietary owned and in-licensed drug delivery technologies, that could help address rare skin diseases. The Company’s first lead product, QRX003, is a topical lotion comprised of a broad-spectrum serine protease inhibitor, formulated with the proprietary in-licensed Invisicare® technology, is under development as a potential treatment for Netherton Syndrome (“NS”), a rare hereditary genetic disease. QRX003 is currently being tested in two clinical studies in the United States (“U.S.”) under an open Investigational New Drug (“IND”) application with the Food and Drug Administration (“FDA”). Dosing of patients commenced in December 2022 for the first study and in March 2023 for the second study. The Company is also developing QRX004 as a potential treatment for Recessive Dystrophic Epidermolysis Bullosa (“RDEB”). In addition, the Company has entered into Research Agreements with the Queensland University of Technology (“QUT”), which include an option for global licenses to QRX007 for the potential treatment of NS and QRX008 for the potential treatment of scleroderma. To date, no products have been commercialized and no revenue has been generated.

NOTE 2 - LIQUIDITY RISKS AND OTHER UNCERTAINTIES

The Company has incurred net losses every year since inception and has an accumulated deficit of approximately $46.2 million at December 31, 2023. The Company has historically funded its operations through debt and equity financings. At December 31, 2023, the Company had cash balances totaling $2.4 million and investments of $8.3 million. On March 7, 2024, the Company completed an offering of ordinary shares represented by ADSs and pre-funded warrants to purchase ordinary shares represented by ADSs with each ADS and pre-funded warrant accompanied by warrants to purchase ordinary shares represented by ADSs, for aggregate gross proceeds of approximately $6.5 million, before offering costs (See Note 18). The Company believes that it has sufficient cash and liquidity to effect its business plan for at least one year from the issuance of these consolidated financial statements.

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

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

The Company is also dependent on several third party suppliers, in some cases a single source supplier including the contract research organization managing both of the Company’s current clinical studies, the supplier of the active pharmaceutical ingredient (API), as well as the contract manufacturer of the drug product for clinical development.

On April 5, 2023, the Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that the closing bid price per ADS was below the required minimum of $1.00 for a period of 30 consecutive business days and that the Company did not meet the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2).Pursuant to Nasdaq Rule 5810(c)(3)(A), the Company had a period of one hundred eighty (180) calendar days, or until October 2, 2023 (the “Compliance Period”), to regain compliance with Nasdaq’s minimum bid price requirement. On August 1, 2023, the Company received a letter from Nasdaq stating that the Company’s closing bid price per ADS was at $1.00 or greater for the last 10 consecutive business days. Accordingly, the Company regained compliance with Listing Rule 5550(a)(2) and the matter was closed.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), which have been consistently applied. All intercompany accounts and transactions have been eliminated in consolidation.

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

Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in developing the estimates and assumptions that are used in the preparation of these financial statements including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: settlement of debt or other obligations, stock-based compensation, research and development expense recognition, intangible asset estimated useful lives and impairment assessments, allowances of deferred tax assets, and cash flow assumptions regarding going concern considerations.

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

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

The Company assesses classification of its warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required. The Company evaluated the warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that such warrants meet the criteria for equity classification in the accompanying consolidated balance sheets as of December 31, 2023 and December 31, 2022, respectively.

Investments:

Investments as of December 31, 2023 and 2022 consist of U.S. Treasury Bills, which are classified as trading securities, totaling $8.3 million and $10.0 million, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills held on December 31, 2023 have maturities within four months from the balance sheet date. As of December 31, 2023, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value due to their short-term maturities.

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

The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the year ended December 31, 2023 there was one impairment indicator which required an impairment loss measurement (see Note 11). During the year ended December 31, 2022, there were no impairment indicators which required an impairment loss measurement.

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

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

The Company also accounts for uncertain tax positions using the more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the Company’s income tax returns. As of December 31, 2023 and 2022, the Company had no uncertain tax positions which affected its financial position and its results of operations or its cash flows and will continue to evaluate for uncertain tax positions in the future. If at any time the Company should record interest and penalties in connection with income taxes, the interest and the penalties will be expensed within the interest and general and administrative expenses, respectively.

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

Earnings (loss) per share:

The Company reports loss per share in accordance with ASC 260-10, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to shareholders by the weighted average shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net earnings (loss) per share gives effect to ordinary shares equivalents; however, potential shares are excluded if their effect is anti-dilutive.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

For the year ended December 31, 2023, the number of shares excluded from the diluted net earnings (loss) per share included outstanding warrants to purchase 864,081 ADS and outstanding stock options to purchase 278,011 ADS. For the year ended December 31, 2022, the number of shares excluded from the diluted net earnings (loss) per share included outstanding warrants to purchase 280,735 ADS and outstanding stock options to purchase 25,595 ADS. The inclusion of these warrants and stock options for both 2023 and 2022 in the denominator would be anti-dilutive.

Recent Accounting Pronouncements:

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard is intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. The new standard will be effective for the Company for the fiscal year beginning January 1, 2025. While the new standard does require further disaggregation of the income tax footnote, the Company currently does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.

NOTE 4 – ACCRUED INTEREST AND FINANCING EXPENSE

On October 2, 2020, Quoin Inc. issued promissory notes (the “2020 Notes”) to certain investors (“2020 Noteholders”). The 2020 Notes were mandatorily convertible into 432 ADSs, subject to adjustment and were converted in 2021. The ADSs issued to the 2020 Noteholders did not include accrued interest. Two of the five 2020 Noteholders received their amount due during the year ended December 31, 2022 and the Company’s estimate of the liability to the remaining three 2020 Noteholders was estimated to be $1,146,000 as of December 31, 2023 and December 31, 2022. There was no interest expense during the year ended December 31, 2023.

The holders also received warrants exercisable at any time after the issuance date for 2,449 ADSs at an initial exercise price of $597 per ADS. At the time of grant, the Company determined that these warrants met the criteria to be recorded as a liability instrument. Effective March 13, 2022, each holder agreed to exchange these warrants for warrants on the substantially same terms as the Investor Exchange Warrants (See Note 5) with the same number of shares issuable upon the exercise of the original warrant and the same exercise price with a contractual term of 5 years (the “Noteholder Warrants”).

The Noteholder Warrants have been determined to have equity classification. The change in the fair value of the warrants through the exchange date was included in other income (expense) in the accompanying statement of operations, and then reclassified from liability to additional paid in capital. On July 14, 2022, as a result of the Altium Agreement (see Note 5), the exercise price of the Noteholder Warrants was reduced to $0 and the 2020 Noteholders subsequently exercised all of their warrants. The change in the exercise price of the Noteholder Warrants resulted in a deemed dividend of approximately $65,000 recorded during the year ended December 31, 2022. From July to September 2022, the 2020 Noteholders exercised all their warrants to purchase ADSs at $0.00 per ADS exercise price, and the Company issued a total of 2,449 ADSs to such noteholders.

NOTE 5 – FINANCING

In connection with the Merger Agreement and the Securities Purchase Agreement with Altium Growth Fund LLP (the “Investor”) (described below), during March to May 2021 Quoin Inc. issued three tranches of bridge notes (the “Bridge Notes”) in the aggregate principal amount of $5.0 million. The Bridge notes had a maturity date of the earliest to occur of: (i) December 25, 2021, (ii) the date on which the Company’s equity was registered under the Exchange Act or is exchanged for equity so registered or (iii) immediately prior to the closing of the Merger. The Bridge Notes were offset against the purchase price under the Securities Purchase Agreement related to the Primary Financing and converted into 8,385 ADSs upon the closing of the Primary Financing in October 2021.

The Bridge Notes were issued with warrants to purchase a number of shares of Quoin Inc.’s common stock equal to the aggregate principal amount of the Bridge Notes. Upon the closing of the financing in October 2021, the warrants were exchanged for warrants to purchase 8,256 ADSs at a fixed per share exercise price of $597 with a five year maturity (“Investor Exchange Warrants”). On July 14, 2022, the Company and the Investor entered into an agreement amending the terms of the Investor Exchange Warrants. See below, “Agreements with Altium Growth Fund, LP and Warrant Exercises”.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

On October 28, 2021, the Company completed the private placement transaction with the Investor for an aggregate purchase price of approximately $17.0 million (comprised of the set off from approximately $5.0 million of Bridge Notes, and approximately $12.0 million in cash) (the “Primary Financing”), which resulted in the net proceeds of approximately $10.1 million.

The Company also issued to the Investor, effective as of March 13, 2022 (i) Series A Warrant to purchase 28,508 ADSs (the “Series A Warrant”) (ii) Series B Warrant to purchase 28,508 ADSs (the “Series B Warrant”) and (iii) Series C Warrant to purchase 15,931 ADSs (“Series C Warrant” and, together with the Series A Warrant and Series B Warrant, the “Investor Warrants”). The exercise price for the Investor Warrants was$597 per ADS, with Series A Warrant having a five-year maturity, and Series B Warrant and Series C Warrant having a two-year maturity.

The Company had the right to require the mandatory exercise of the Series C Warrant, subject to an effective registration statement being in place for the resale of the shares underlying such warrants and the satisfaction of equity market conditions, as defined in the Series C Warrant. In the period from April 22, 2022 to June 30, 2022, the Investor exercised the Series B Warrant in full pursuant to the alternate cashless exercise rights of such warrant, resulting in the issuance of a total of 28,508 ADSs to the Investor. The market related conditions to require the mandatory exercise of the Series C Warrant were not met during the period up to July 14, 2022.

Agreements with Altium Growth Fund, LP and Warrant Exercises

On July 14, 2022, the Company, Quoin Inc. and Altium entered into an agreement (the “Altium Agreement”), pursuant to which the parties agreed to, among other things, (i) amend certain terms of the Series A Warrant and Investor Exchange Warrants previously issued to Altium to reduce the exercise price from $597 to $0.00 per ADS with respect to a total of 33,333 ADSs, (ii) cancel the Series C Warrant and the remaining portion of the Series A Warrant previously issued to Altium, and (iii) terminate the Purchase Agreements, pursuant to which the warrants were previously issued to Altium. The incremental fair value of the modified warrants was approximately $491,000, which was accounted for as an offering expense as part of the 2022 Offering (see Note 14) as the modification was done in contemplation of such offering. As of August 2, 2022, Altium exercised all of its outstanding warrants to purchase ADSs at $0.00 per ADS exercise price and the Company issued a total of 33,333 ADSs to Altium.

The exercise price of the Noteholder Warrants (See Note 4) was also reduced from $597 to $0.00 as of July 14, 2022 as a result of the Altium Agreement.

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

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

In determining the appropriate hierarchy levels, the Company analyzes the assets and liabilities that are subject to fair value disclosure. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy at December 31, 2023 and 2022:

December 31, 2023	Level 1	Level 2	Level 3	Total
US Treasury Bills	$8,293,663	$—	$—	$8,293,663
Total US Treasury Bills Asset	$8,293,663	$—	$—	$8,293,663

December 31, 2022	Level 1	Level 2	Level 3	Total
US Treasury Bills	$9,992,900	$—	$—	$9,992,900
Total US Treasury Bills Asset	$9,992,900	$—	$—	$9,992,900

The following shows the movement of the warrant liability balance during the year ended December 31,2022, there was no movement in the year ended December 31, 2023.

2020 Note
Warrants
Beginning Balance January 1, 2022	$373,599
Change in Fair value of warrants	(77,237)
Reclassification of warrant liability to an equity instrument	(296,362)
Ending Balance December 31, 2022	$—

Warrants issued to the 2020 Noteholders were classified as a liability on issuance. The original warrants were exchanged for the Noteholder Warrants effective as of March 13, 2022, which were determined to be an equity-classified instrument, and accordingly the warrant liability on such date of $296,362 was reclassified to additional paid in capital on that date.

NOTE 7 – STOCK BASED COMPENSATION

In March 2022, the Board of Directors of the Company approved the Amended and Restated Equity Incentive Plan (the “Amended Plan”) which increased the number of ordinary shares reserved for issuance under such equity incentive plan to 15% of the Company’s outstanding ordinary shares on a fully-diluted basis, or 106,532 ordinary shares, represented by 106,532 ADSs as of December 31, 2022, and 319,397 ordinary shares represented by 319,397 ADSs as of December 31, 2023. Under the Amended Plan, the Company may grant options to its directors, officers, employees, consultants, advisers and service providers. The Amended Plan was approved by the shareholders at the Company’s Annual General Meeting of Shareholders held on April 12, 2022. As of the year ended December 31, 2023, 41,386 shares remained available for issuance.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

The following table summarizes stock-based activities under the Amended Plan:

		Weighted	Weighted
		Average	Average
	ADS Underlying	Exercise	Contractual
	Options	Price	Terms
Outstanding at December 31, 2021	479	$7,640.88	0.33
Granted	25,595	210.00	—
Forfeited/Cancelled	(479)	7,640.00	—
Outstanding at December 31, 2022	25,595	$210.00	9.28
Granted	252,416	6.62	—
Forfeited/Cancelled	—	—	—
Outstanding at December 31, 2023	278,011	$25.34	9.68

Exercisable options at December 31, 2023	7,382	$210.00	8.38

The intrinsic value of outstanding options at December 31, 2023 was $0.

Stock options granted during the year ended December 31, 2023 were valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31,	December 31,
	2023	2022
Expected volatility	110.6%	106.0%
Risk-free interest rate	4.8%	2.7%
Expected dividend yield	0.0%	0.0%
Expected life of options in years	6.4	6.9
Exercise Price	$6.62	$210.00
Fair value of common stock	$4.31	$184.56
Estimate fair value of option	$3.60	$155.04

Stock based compensation expense was approximately $1.09 million ($152,000 included in research and development expense and $942,000 included in general and administrative expenses) in the year ended December 31, 2023. Stock based compensation expense was approximately $764,000 ($100,000 included in research and development expense and $664,000 included in general and administrative expenses) in the year ended December 31, 2022.

At December 31, 2023, the total unrecognized compensation expense related to non-vested options was approximately $3.0 million and is expected to be recognized over the remaining weighted average service period of approximately 3.7 years.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 8 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are as follows:

	December 31,	December 31,
	2023	2022
Prepaid R&D costs	$447,979	$383,390
Prepaid insurance	401,972	508,084
Prepaid expense	8,500	8,500
Deferred offering costs (note 18)	32,583	—
Total	$891,034	$899,974
Less: Short-term portion	(591,034)	(516,584)
Long-term portion	$300,000	$383,390

NOTE 9 – ACCRUED EXPENSES

Accrued expenses are as follows:

	December 31,	December 31,
	2023	2022
Research contract expenses (note 13)	$358,287	$105,071
Payroll (note 12)	804,156	788,169
Payroll taxes (note 12)	93,989	159,593
Professional fees	50,534	44,278
Other expenses	1,740	78,594
Total	$1,308,706	$1,175,705

NOTE 10 –IN-LICENSED TECHNOLOGY

Polytherapeutics:

On March 24, 2018, Quoin Inc. entered into a securities purchase agreement (the “Acquisition Agreement”), in which it agreed to acquire all of the equity interests in Polytherapeutics, Inc. (the “Seller” or “Polytherapeutics”) for $40,833 and future royalties provided Quoin Inc. commercializes products using the technology developed by the Seller. There were no royalty obligations due at December 31, 2023 and December 31, 2022. As of December 31, 2023 the Company determined that the Polytherapeutics asset was no longer of use and reduced the carrying value to zero, see Note 11.

Skinvisible:

In October 2019, Quoin Inc. entered into the Exclusive Licensing Agreement (as amended from time to time, the “License Agreement”) with Skinvisible Pharmaceuticals, Inc. (“Skinvisible”), under which Skinvisible granted the Company an exclusive royalty-bearing license relating to the production and manufacture of prescription drug products related to certain patents held by Skinvisible, including those related to QRX003 and QRX004. The Company made Skinvisible a one-time non-refundable, non-creditable license fee of $1 million (the “License Fee”). In addition, the Company agreed to pay Skinvisible a single digit royalty percentage of the Company’s net sales revenues for any licensed product covered by the patent rights licensed under the License Agreement. The Company also agreed to pay Skinvisible 25% of any revenues the Company receives as royalties in the event that the Company sublicense any licensed products to a third party. The License Agreement also requires that the Company make a $5 million payment to Skinvisible upon receiving approval in the U.S. or European Union, whichever occurs first, for the first drug product developed using intellectual property licensed thereunder. There were no milestone or royalty obligations due at December 31, 2023 and December 31, 2022.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 11 - INTANGIBLE ASSETS

Intangible assets are as follows:

	December 31,	December 31,
	2023	2022
Acquired technology – Polytherapeutics	$—	$40,433
Technology license – Skinvisible	1,000,000	1,000,000
Total cost	1,000,000	1,040,433
Accumulated amortization	(416,666)	(335,872)
Net book value	$583,334	$704,561

The Company recorded amortization expense of approximately $104,000 and $104,000 in the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 the Company determined that the Polytherapeutics asset was no longer of use and reduced the carrying value to zero, which resulted in an impairment expense of approximately $18,000 recorded in research and development expenses in the year ended December 31, 2023. The annual amortization expense expected to be recorded for existing intangible assets for the years 2024 through 2027, and thereafter, is approximately $100,000, $100,000, $100,000, 100,000 and $183,000, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

Due to Officers/Founders:

Due to the limited funding of Quoin Inc. prior to the consummation of the Merger, the compensation, including salary, office and car allowances and other benefits, due to Dr. Myers and Ms. Carter under their respective employment agreements, as well as reimbursement of expenses and other amounts paid by Dr. Myers and Ms. Carter to third parties on behalf of Quoin Inc., were not paid by Quoin Inc. to Dr. Myers and Ms. Carter, and were accrued as indebtedness to Dr. Myers and Ms. Carter. Following the closing of the Merger, Quoin Inc. began making payments of $25,000 per month to each of Dr. Myers and Ms. Carter to repay the above-described non-interest-bearing indebtedness. The Company repaid $300,000 and $300,000 of such indebtedness to Dr. Myers and $300,000 and $300,000 to Ms. Carter in the year ending December 31, 2023 and 2022, respectively. As of December 31, 2023, approximately $1,959,000 and $1,565,000 of such indebtedness was outstanding to Dr. Myers and Ms. Carter, respectively.

Amounts due to officers at December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
Salaries and other compensation	$3,523,733	$4,108,500
Invoices paid on behalf of the Company	—	15,232
Total	$3,523,733	$4,123,732
Less: Short-term portion	(600,000)	(600,000)
Long-term portion	$2,923,733	$3,523,733

Expenses:

Research and development expense of $12,000 and $48,000 were paid during the years ended December 31, 2023 and 2022, respectively, to Dr. Myers’ son, who had been consulting for the Company on matters from time to time. As of March 31, 2023, Dr. Myers’ son no longer provided consulting services to the Company.

Interest Payable:

See Note 4 for interest payable on the 2020 Notes.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 13 – RESEARCH, CONSULTING AGREEMENTS AND COMMITMENTS

Research and consulting agreement

In November 2020, Quoin Inc. entered into a Master Service Agreement with Therapeutics Inc. for the management of the preclinical and clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement was three years with automatic one year extensions, and the agreement required the execution of individual work orders. Quoin Inc. may terminate any work order for any reason with 90 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Therapeutics Inc. A work order was entered into in June 2022 for the first QRX003 clinical study at an expected estimated cost of approximately $4.4 million. An additional work order was entered into in December 2022 for a second QRX003 clinical study at an expected estimated cost of approximately $830,000. In the years ended December 31, 2023 and 2022, the Company incurred a research and development expense under these agreements of approximately $1.5 million and $1.2 million respectively. During the year ended December 31, 2023, the Company received a credit of approximately $278,000 applied to prior expenses incurred during the period of March 2023 to July 2023.

In November 2021, the Company entered into a research agreement with Queensland University of Technology (QUT) for a pre-clinical research program for the development of a product to treat Netherton Syndrome of approximately $250,000. In May 2022, the Company entered into a second research agreement with QUT for the development of a product to treat Scleroderma of approximately $610,000. Each agreement remains in place until the completion of the research program, which in each case was initially anticipated to be 18 months from execution. For the years December 31, 2023 and 2022, the Company incurred research and development costs related to these agreements of approximately $361,000 and $353,000 respectively.

Consulting agreement:

Quoin Inc. entered into a consulting agreement with an Investor Relations (IR) firm, which provides for a monthly fee of $14,000. The agreement had an automatic annual renewal clause and has been in effect since November 2017. The Company owed the IR firm $584,000 as of December 31, 2021, which was included in accrued expenses in the accompanying balance sheet. In March 2022, the Company entered into a settlement agreement with the IR firm reducing the liability to $168,000 and recognized $416,000 as other income in the accompanying consolidated statement of operations. For the years ended December 31, 2023 and 2022, the Company incurred expenses of $0 and $112,000, respectively. As of December 31, 2023 and December 31, 2022 the Company has $-0- and $56,000 in accrued balances, respectively.

Performance milestones and Royalties

See Note 10 for asset and in-licensed technology commitments.

NOTE 14 – SHAREHOLDERS’ EQUITY

Historical authorized shares amounts in this Note 14 were not retroactively adjusted to reflect the number of ordinary shares and ADSs resulting from the ordinary share reverse split and ADS ratio changes discussed herein.

On April 12, 2022, the Company held a Special General Meeting, at which the Company’s shareholders approved, among other items, to increase the Company’s registered share capital from 12,500,000,000 ordinary shares (without any nominal value) to 50,000,000,000 ordinary shares (without any nominal value). Effective August 1, 2022, the ratio of ADSs evidencing ordinary shares changed from 1 ADS representing four hundred (400) ordinary shares to 1 ADS representing five thousand (5,000) ordinary shares, which resulted in a one for 12.5 reverse split of the issued and outstanding ADSs. Subsequent thereto, on November 3, 2022, the Company held its Annual General Meeting, at which the Company’s shareholders approved, among other items, an increase in the registered share capital of the Company from 50,000,000,000 ordinary shares without any nominal value each to 500,000,000,000 ordinary shares (without any nominal value).

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

On or about July 18, 2023, the Company changed the ratio of ADSs evidencing ordinary shares from one ADS representing five thousand (5,000) ordinary shares to one ADS representing sixty thousand (60,000) ordinary shares (the “Ratio Change”). The Ratio Change resulted in a one for twelve split of issued and outstanding ADSs, however it had no effect on the Ordinary Shares.

On October 26, 2023, the Company held its Annual General Meeting (“2023 Meeting”), at which the Company’s shareholders approved, among other items, an increase in the Company’s registered share capital from 500,000,000,000 ordinary shares, no par value, to 6,000,000,000,000 ordinary shares, no par value. Moreover, at the 2023 Meeting, the Company’s shareholders approved a reverse share split (“Reverse Split”) of the Company’s ordinary shares on a date to be determined by the Board, at a ratio of 1-for-60,000. On November 5, 2023, the Board approved November 8, 2023 as the effective date of the Reverse Split. Effective as of November 8, 2023, the number of authorized ordinary shares through the Reverse Split was reduced to 100,000,000 ordinary shares, combining every 60,000 outstanding ordinary shares into one ordinary share, with each ADS representing one ordinary share.

Each holder of a Company’s ordinary share has one vote for each ordinary share held on all matters submitted to a vote of shareholders at each shareholders meeting. The board of directors shall determine and provide a record date for each shareholders meeting and all shareholders at such record date may vote. Unless stipulated differently in the Companies Law or in the articles of association, all shareholders’ resolutions shall be approved by a simple majority vote.

In November 2023 the company retired 45 ordinary shares of treasury stock.

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

On August 9, 2022, the Company completed the 2022 Offering of 184,167 ordinary shares represented by 184,167 ADSs at a purchase price of $60.00 per ADS and pre-funded warrants (the “2022 Pre-Funded Warrants”) to purchase 93,833 ordinary shares represented by 93,833 ADSs at a per pre-funded warrant price of $59.998, with each ADS and 2022 Pre-Funded Warrant accompanied by an ordinary warrant (the “2022 Common Warrant”), for aggregate gross proceeds of $16.8 million, resulting in net proceeds of approximately $14.9 million. Each 2022 Common Warrant had an exercise price of $60.00 per ADS and was to expire on the fifth anniversary of the Closing Date. On the Closing Date, the holder of 2022 Pre-Funded Warrants sold in the 2022 Offering exercised its Pre-Funded Warrants in full. The 2022 Common Warrant exercise price and expiration date were subsequently amended for investors who participated in both the 2022 Offering and 2023 Offering (Note 5).

Quoin Inc. entered into three consulting agreements with Axella Research LLC (“Axella”) to provide regulatory and pre- clinical/clinical services to the Company with respect to QRX003 and QRX004. The combined fees of the three agreements are approximately $270,000, payable as milestones were met. The Company incurred accrued expenses of approximately $194,000 in relation to Axella consulting agreements as of December 31, 2021. In August 2022 the Company issued 3,682 ADSs to one of Axella’s principals to settle the outstanding liability in full. The Company has no ongoing relationship with Axella Research and no further services will be provided.

On February 24, 2023 (the “2023 Closing Date”), the Company completed an offering (the “2023 Offering”) of 412,500 ordinary shares represented by 412,500 ADSs at a purchase price of $12.00 per ADS and a pre-funded warrant (the “Pre-Funded Warrant”) to purchase 170,833 ordinary shares represented by 170,833 ADSs at a per pre-funded warrant price of $11.9988, with each ADS and Pre-Funded Warrant accompanied by an ordinary warrant (the “Common Warrant”) for aggregate gross proceeds of $7.0 million, resulting in net proceeds of approximately $5.8 million, after deducting the placement agent’s fees and offering expenses. Each Common Warrant has an exercise price of $12.00 per ADS and expires on the fifth anniversary of the 2023 Closing Date. On the 2023 Closing Date, the

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

holder of the Pre-Funded Warrant exercised its Pre-Funded Warrants in full.

In connection with the 2023 Offering, the Company entered into an Amendment No. 1 to Warrant to Purchase Ordinary Shares Represented by American Depositary Shares, dated February 24, 2023 (collectively, the “Warrant Amendments”), with each of the purchasers (the “2022 Purchasers”) who participated in both 2022 Offering and 2023 Offering. The Warrant Amendments amended certain terms of the Warrants issued in the 2022 Offering to such 2022 Purchasers. Specifically, the Warrant Amendments reduced the exercise price of Warrants to purchase 236,670 ADSs out of the total 280,000 issued in the 2022 Offering from $60.00 to $13.20 and extended the term during which those warrants could remain exercisable until February 24, 2028. The incremental fair value of the modified warrants was approximately $238,000, which was accounted for as an offering expense in connection with the 2023 Offering.

Warrants

The following table summarizes warrant activities during the year ended December 31, 2022 and the year ended December 31, 2023:

		Weighted
	ADSs	Average
	Underlying	Exercise Price
	Warrants	Per ADS
Outstanding at December 31, 2021	11,440	$664.68	*
Granted Common Warrants	448,779	134.52	**
Terminated	(19,362)	597.00	*
Exercised - Cashless and Pre Funded Warrants	(160,122)	—
Outstanding at December 31, 2022	280,735	$64.20	**
Granted Common Warrants	583,346	12.00
Granted Pre-Funded Warrants	170,833	—
Exercised Pre-Funded Warrants	(170,833)	—
Outstanding and exercisable at December 31, 2023	864,081	$16.13

As of December 31, 2023, outstanding warrants expire in 2024 and 2027, and have an intrinsic value of $0.

*	Note that the exercise price of certain warrants was reduced from $597 to $0 on July 14, 2022 and to refer to Note 5
**

Note that the exercise price of certain warrants were reduced from $60.00 to $13.20 per ADS for Common Warrants issued in the 2022 Offering to investors who participated in both the Company’s 2022 Offering and 2023 Offering, see above.

NOTE 15 – INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2023 and December 31, 2022 are as follows:

(table in thousands)	2023	2022
Net operating losses	$4,276	$3,334
Accrued Expenses and Other	175	189
R&D Credit Carryforward	321	76
Stock Compensation	289	178
R&D Capitalization	1,104	581
Intangibles	51	34
Total gross deferred tax assets/(liabilities)	$6,216	$4,392
Less valuation allowance	(6,216)	(4,392)
Net deferred tax assets/(liabilities)	$—	$—

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

The income tax benefit for the years ended December 31, 2023 and December 31, 2022 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before tax benefit as a result of nondeductible expenses, tax credits generated, utilization of net operating loss carryforwards, and increases in the Company’s valuation allowance.

(table in thousands)	2023	2022
Federal Statutory Rate	$(1,824)	$(1,970)
Permanent Differences	167	153
Research and Development	(195)	(76)
State Income Tax	79	388
Change in Valuation Allowance	1,824	347
Deferred True Up	(51)	1,158
Effective Tax	$—	$—

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company determined that valuation allowances of $6,216,000 and $4,392,000 at December 31, 2023 and December 31, 2022 were necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

At December 31, 2023 and 2022, the Company had gross U.S. Federal income tax net operating loss (“NOL”) carryforward of approximately $17,891,000 and $12,951,000, respectively that may be used to offset future taxable income. The NOL was generated after 2017 and can be carried forward indefinitely under the Tax Cuts and Jobs Act. The company also had gross $17,892,000 of state net operating losses that will begin to expire in 2038. At December 31, 2023, the Company had approximately $321,000 of federal Research and Development (R&D) tax credit carry-forwards. If not utilized, the federal R&D credits will begin to expire in 2042.

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

The income tax benefit for the years ended December 31, 2023 and 2022 differed from the amounts computed by applying the US federal income tax rate of 21% primarily because of the increase in the valuation allowance and the tax impact of other permanent items, which resulted in an effective tax rate of zero for both years.

The Tax Cuts and Jobs Act of 2017 (TCJA) has modified the IRC 174 expenses related to research and development for the tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and 15 years for non-U.S. activities using a mid-year convention. Therefore, the capitalization of research and development costs in accordance with IRC 174 resulted in a gross deferred tax asset of $4,617,000.

NOTE 16 - CONTINGENCIES

From time to time, the Company may become involved in various legal matters arising in the ordinary course of business. Management is unaware of any matters requiring accrual for related losses in the financial statements.

NOTE 17 – LICENSE AGREEMENTS

As of December 31, 2023 and December 31, 2022, the Company had nine and eight commercial license and supply agreements outstanding, whereby the Company will receive a royalty or other proceeds from the specified product revenues from the licensor, if and when the underlying products are approved and commercialized or sold via compassionate use or early access programs. No revenues have been received through December 31, 2023 from any of these agreements.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 18 - SUBSEQUENT EVENTS

Alumni Equity Line and Purchase Agreement

On January 25, 2024, the Company entered into a purchase agreement (the “Alumni Purchase Agreement”) with Alumni Capital LP (“Alumni”). Pursuant to the Alumni Purchase Agreement, the Company has the right to sell to Alumni up to $8,000,000 (the “Commitment Amount”) of newly issued ordinary shares that are represented by ADS, subject to certain conditions and limitations, from time to time during the term of the Alumni Purchase Agreement. The Company has agreed to issue purchase notices for an aggregate of at least $4,000,000 of the Commitment Amount pursuant to the Alumni Purchase Agreement. If shareholder approval of the issuance of ADSs under the Purchase Agreement is not obtained by April 30, 2024, the Company may terminate the Alumni Purchase Agreement by written notice to Alumni and neither party shall have any obligation or liability to the other party. There is no upper limit on the price per share that Alumni could be obligated to pay for the ADSs under the Alumni Purchase Agreement; provided, however at no time can the purchase price be below a floor price of $1.00 per share (subject to adjustment as provided in the Alumni Purchase Agreement). As consideration for Alumni’s irrevocable commitment to purchase ADSs under the Alumni Purchase Agreement, the Company agreed to issue to Alumni, at the times set forth in the Alumni Purchase Agreement a number of ADSs with a value at the time of issuance not to exceed $240,000 in the aggregate (the “Commitment Securities”). The Company may pay cash in lieu of issuing all or any portion of the Commitment Securities. In connection with the 2024 Offering, the Company agreed not to sell any ADSs to Alumni under the Alumni Purchase Agreement for a period of 180 days from the closing date of the 2024 Offering.

Public Offering

On March 7, 2024, (the “2024 Closing Date”) the Company completed an offering (the “2024 Offering”) of the following securities (i) 811,250 ordinary shares represented by ADSs, (ii) 4,062,500 Series D warrants (the “Series D Warrants”) to purchase 4,062,500 ordinary shares represented by ADSs, (iii) 4,062,500 Series E warrants (the “Series E Warrants” and together with the Series D Warrants, the “2024 Warrants”) to purchase 4,062,500 ordinary shares represented by ADSs, and (iv) 3,251,250 pre-funded warrants (the “2024 Pre-Funded Warrants”) to purchase 3,251,250 ordinary shares represented by ADSs for aggregate gross proceeds of approximately $6.5 million, resulting in net proceeds of approximately $5.6 million, after deducting the placement agent’s fees and offering expenses paid by us. Each ADS (or 2024 Pre-Funded Warrant to purchase one ADS in lieu thereof) was sold together with a Series D Warrant to purchase one ADS and a Series E Warrant to purchase one ADS. The ADSs and accompanying 2024 Warrants were sold at a combined public offering price of $1.60 and the 2024 Pre-Funded Warrants and accompanying 2024 Warrants were sold at a combined public offering price of $1.5999, which is equal to the combined purchase price per ADS and accompanying 2024 Warrants, minus the exercise price of each 2024 Pre-Funded Warrant of $0.0001.The Series D and Series E warrants have an exercise price of $1.60 per share, are exercisable immediately following the 2024 Closing Date and expire in two years and five years, respectively, from the closing of the 2024 Offering.

In connection with the 2024 Offering, the Company entered into a Securities Purchase Agreement (the “2024 Purchase Agreement”) dated March 4, 2024, with certain institutional investors signatory thereto, pursuant to which the Company agreed to issue and sell to such investors, certain of the ADSs, 2024 Pre-Funded Warrants and 2024 Warrants sold in the 2024 Offering. Pursuant to the terms of the 2024 Purchase Agreement, the Company agreed, subject to certain exceptions, (i) to not enter into variable rate financings for a period of 180 days following the closing of the 2024 Offering, and (ii) to not enter into any equity financings for 90 days from closing of the 2024 Offering.

On March 7, 2024, the Company also entered into privately negotiated agreements with the holders of certain existing outstanding warrants to purchase up to 638,834 ADSs (the “Prior Warrants”) to, among other things, reduce the exercise price of such Prior Warrants to $1.60 and to extend the current expiration date of the Prior Warrants until March 7, 2029.