Form 10-Q
period 2024-03-31
Quoin Pharmaceuticals, Ltd.
filed 2024-05-09
CIK 1671502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, the registrant had 3,979,970 ordinary shares, no par value per share, outstanding, and 3,979,970 ADSs outstanding (assuming all ordinary shares are represented by ADSs), with each ADS representing one (1) ordinary share.

QUOIN PHARMACEUTICALS LTD.

GENERAL INFORMATION

Unless otherwise indicated or the context otherwise requires, all references in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to the terms “Quoin,” “Quoin Ltd.,” the “Company,” “us,” “we”, “our” and the “Registrant” refer to Quoin Pharmaceuticals Ltd., an Israeli company, and its consolidated subsidiaries. In this Quarterly Report, the U.S. Securities and Exchange Commission is referred to as the “SEC”, the Securities Act of 1933, as amended, is referred to as the “Securities Act” and the Securities Exchange Act of 1934, as amended, is referred to as the “Exchange Act.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND SUMMARY OF RISK FACTORS

Certain information included in this Quarterly Report may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Forward-looking statements are often characterized by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue,” “believe,” “should,” “intend,” “project” or other similar words, but are not the only way these statements are identified.

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

Important factors that could cause actual results, developments and business decisions to differ materially from those anticipated in these forward-looking statements include, among other things:

●	our limited operating history and the difficulties encountered by a small developing company;
●	our history of losses and need for additional capital to fund our operations and our inability to obtain additional capital on acceptable terms, or at all;
●	our lack of revenue generated from product sales since inception, and potential inability to be profitable;
●	uncertainties of cash flows and inability to meet working capital needs;
●	our ability to obtain regulatory approvals;
●	our ability to generate favorable pre-clinical and clinical trial results;
●	our ability to identify and develop potential product candidates;
●	additional costs or delays associated with unsuccessful clinical trials;
●	the inability to predict the timing of revenue from sales of a future product;
●	the extensive regulatory requirements and future developmental and regulatory challenges we will still face even if we obtain approval for a product candidate;
●	our ability to obtain or maintain orphan drug designation or data exclusivity for our product candidates;

●	our ability to obtain Orphan Disease and Rare Pediatric Disease designations for our product candidates;
●	the potential oversight of programs or product candidates that may be more profitable or more successful;
●	our manufacturing processes may not be validated and our methodology may not be accepted by the scientific community;
●	the ability to conduct clinical trials, because of difficulties enrolling patients or other reasons;
●	the requirements of being a publicly traded company may strain our resources;
●	potential adverse effects resulting from failure to maintain effective internal controls;
●	our ability to comply with the applicable continued listing requirements of Nasdaq;
●	the potential negative impact on our securities price and trading volume if securities or industry analysts do not publish reports about us or if they adversely change their recommendations about our business;
●	failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our ADSs;
●	the potential volatility of the market price for our ADSs;
●	the potential dilution of our shareholders’ potential ownership due to future issuances of share capital;
●	the requirement for holders of ADSs to act through the depositary to exercise their rights;
●	the potential limitations on ADS holders with respect to the transfer of their ADSs;
●	the risks of securities class action litigation; and
●	other risks and uncertainties, including those listed under described in Part I – Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”), as well as our subsequent reports filed with the SEC

You are urged to carefully review and consider the various disclosures made throughout this Quarterly Report which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

You should not put undue reliance on any forward-looking statements. Although the forward-looking statements in this Quarterly Report are based on our beliefs, assumptions and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,833,524	$2,401,198
Investments	12,856,448	8,293,663
Prepaid expenses and other current assets	574,904	591,034
Total current assets	15,264,876	11,285,895

Prepaid expenses - long term	300,000	300,000
Intangible assets, net	558,334	583,334
Total assets	$16,123,210	$12,169,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$358,510	$526,523
Accrued expenses	2,119,194	1,308,706
Accrued interest and financing expense	1,146,251	1,146,251
Due to officers - short term	600,000	600,000
Total current liabilities	4,223,955	3,581,480

Due to officers - long term	2,773,733	2,923,733
Total liabilities	$6,997,688	$6,505,213

Commitments and contingencies

Shareholders’ equity:
Ordinary shares, no par value per share, 100,000,000 ordinary shares authorized at	$—	$—
March 31, 2024 and December 31, 2023, respectively - 3,795,970 (3,795,970 ADSs) ordinary shares issued and outstanding at March 31, 2024 and 987,220 (987,220 ADSs) at December 31, 2023

Additional paid in capital	57,656,122	51,867,336
Accumulated deficit	(48,530,600)	(46,203,320)
Total shareholders' equity	9,125,522	5,664,016

Total liabilities and shareholders' equity	$16,123,210	$12,169,229

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
	2024	2023
Operating expenses
General and administrative	$1,615,452	$1,683,817
Research and development	842,832	1,091,733

Total operating expenses	2,458,284	2,775,550

Other (income) and expenses
Unrealized loss (gain)	6,509	(20,427)
Realized and accrued interest income	(137,513)	(152,054)
Total other income	(131,004)	(172,481)
Net loss	$(2,327,280)	$(2,603,069)

Loss per ADS
Loss per ADS
Basic	$(1.11)	$(4.09)
Fully-diluted	$(1.11)	$(4.09)

Weighted average number of ADSs outstanding
Basic	2,103,292	637,217
Fully-diluted	2,103,292	637,217

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three months ended March 31, 2023

			No		Additional
	Ordinary		Par	Treasury	Paid in	Accumulated
	Shares	ADSs	Value	Stock	Capital	Deficit	Total
Balance at January 1, 2023	403,887	403,887	—	$(2,932,000)	$47,855,521	$(37,516,747)	$7,406,774

Net loss	—	—	—	—	—	(2,603,069)	(2,603,069)
Issuance of ADSs, pre-funded warrants and warrants, net	583,333	583,333	—	—	5,849,266	—	5,849,266
Cashless exercise of warrants							—
Stock based compensation	—	—	—	—	261,472	—	261,472

Balance at March 31, 2023	987,220	987,220	—	$(2,932,000)	$53,966,259	$(40,119,816)	$10,914,443

Three months ended March 31, 2024

			No		Additional
	Ordinary		Par	Treasury	Paid in	Accumulated
	Shares	ADSs	Value	Stock	Capital	Deficit	Total
Balance at January 1, 2024	987,220	987,220	—	$—	$51,867,336	$(46,203,320)	5,664,016

Net loss	—	—	—	—	—	(2,327,280)	(2,327,280)
Issuance of ADSs, pre-funded warrants and warrants, net	2,808,750	2,808,750	—	—	5,482,472	—	5,482,472
Stock based compensation	—	—	—	—	306,314	—	306,314

Balance at March 31, 2024	3,795,970	3,795,970	—	$—	$57,656,122	$(48,530,600)	$9,125,522

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows used in operating activities:
Net loss	$(2,327,280)	$(2,603,069)
Stock based compensation	306,314	261,472
Amortization of intangibles	25,000	26,011
Unrealized gain and accrued interest on investments	(97,011)	(133,621)
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	642,475	584,994
Decrease in prepaid expenses & other assets	16,130	117,678
Net cash used in operating activities	$(1,434,372)	$(1,746,535)

Cash flows used in investing activities:
Purchase of investments	$(9,649,774)	$(13,491,505)
Proceeds from maturity of investments	5,184,000	10,000,000
Net cash used in investing activities	$(4,465,774)	$(3,491,505)

Cash flows provided by financing activities:
Payment of amounts due to officers	$(150,000)	$(100,000)
Proceeds from sale of equity securities, net	5,482,472	5,849,266
Net cash provided by financing activities	$5,332,472	$5,749,266

Net change in cash and cash equivalents:	(567,674)	511,226
Cash and cash equivalents - beginning of period	2,401,198	2,860,628
Cash and cash equivalents - end of period	$1,833,524	$3,371,854

Supplemental information - Non cash items:
Offering expenses associated with warrant modification	$209,225	$238,231

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

NOTE 2 - LIQUIDITY RISKS AND OTHER UNCERTAINTIES

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”), which contemplates continuation of the Company as a going concern. The Company has incurred net losses every year since inception and has an accumulated deficit of approximately $48.5 million at March 31, 2024. The Company has a limited operating history and has historically funded its operations through debt and equity financings. The Company incurred net losses of approximately $2.3 million, and negative cash flows from operations of $1.4 million for the three months ended March 31, 2024. At March 31, 2024, the Company had cash and cash equivalents balances totaling $1.8 million and investments of $12.9 million. The Company has determined that it has sufficient cash and liquidity to effect its business plan for at least one year from the issuance of these unaudited condensed consolidated financial statements.

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

See Note 16, Subsequent Events.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2024 and for the three months then ended. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2023 and for the year then ended which are included in the Company’s Annual Report on Form 10- K, filed with the SEC on March 14, 2024. The Company operates in one segment.

Effective July 18, 2023, the ratio of American Depositary Shares (“ADSs”) evidencing ordinary shares changed from 1 ADS representing five thousand (5,000) ordinary shares to 1 ADS representing sixty thousand (60,000) ordinary shares, which resulted in a 1 for 12 reverse split of the issued and outstanding ADSs. Effective November 8, 2023, the Company completed a 1 for 60,000 reverse split of the ordinary shares which resulted in the ratio of ADSs evidencing ordinary shares to be changed from 1 ADS representing sixty thousand (60,000) ordinary shares to 1 ADS representing one (1) ordinary share. When applicable ordinary share, ADSs and related option and warrant information presented in these unaudited condensed consolidated financial statements and accompanying footnotes has been retroactively adjusted to reflect the number of ordinary shares and ADSs resulting from the aforementioned ordinary share reverse split and ADS ratio changes.

Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in developing the estimates and assumptions that are used in the preparation of these unaudited condensed consolidated financial statements including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: settlement of debt or other obligations, stock-based compensation, research and development expense recognition, intangible asset estimated useful lives and impairment assessments, allowances of deferred tax assets, and cash flow assumptions regarding going concern considerations.

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

The Company assesses classification of its warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required. The Company evaluated its warrants outstanding to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that such warrants meet the criteria for equity classification in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

Investments:

Investments as of March 31, 2024 and December 31, 2023 consist of U.S. Treasury Bills and Notes, which are classified as trading securities, totaling $12.9 million and $8.3 million, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills and Notes held on March 31, 2024 have maturities within one year from the balance sheet date. As of March 31, 2024, the carrying value of the Company’s U.S. Treasury Bills and Notes approximates their fair value due to their short-term maturities.

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

The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three months ended March 31, 2024, there were no impairment indicators which required an impairment loss measurement.

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

Earnings (loss) per share:

The Company reports loss per share in accordance with ASC 260-10, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net earnings (loss) per share gives effect to ordinary shares equivalents; however, other than unexercised prefunded warrants as described below, potential common shares are excluded if their effect is anti-dilutive.

For the three months ended March 31, 2024 and 2023, the number of shares excluded from the diluted net earnings (loss) per share included outstanding warrants to purchase 8,988,346 ADS and outstanding stock options to purchase 278,011 ADS, and outstanding warrants to purchase 864,068 ADS and outstanding stock options to purchase 25,595 ADS, respectively, as their inclusion in the denominator would be anti-dilutive. For the three months ended March 31, 2024 basic and diluted net earnings (loss) per share included 1,253,750 ADS issuable with respect to unexercised prefunded warrants (See Note 13).

NOTE 4 – ACCRUED INTEREST AND FINANCING EXPENSE

On October 2, 2020, Quoin Inc. issued promissory notes (the “2020 Notes”) to certain investors (“2020 Noteholders”). The 2020 Notes were mandatorily convertible into 432 ADSs, subject to adjustment and were converted in 2021. The ADSs issued to the 2020 Noteholders did not include accrued interest. Two of the five 2020 Noteholders received their amount due during the year ended December 31, 2022 and the Company’s estimate of the liability to the remaining three 2020 Noteholders was estimated to be $1,146,000 as of March 31, 2024 and December 31, 2023.

There was no interest expense recognized in both the three month periods ended March 31, 2024 and 2023.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy at March 31, 2024 and December 31, 2023:

March 31, 2024	Level 1	Level 2	Level 3	Total
US Treasury Bills and Notes	$12,856,448	$—	$—	$12,856,448
Total US Treasury Bills amd Notes Asset	$12,856,448	$—	$—	$12,856,448

December 31, 2023	Level 1	Level 2	Level 3	Total
US Treasury Bills and Notes	$8,293,663	$—	$—	$8,293,663
Total US Treasury Bills amd Notes Asset	$8,293,663	$—	$—	$8,293,663

NOTE 6 – STOCK BASED COMPENSATION

In March 2022, the Board of Directors of the Company approved the Amended and Restated Equity Incentive Plan (the “Amended Plan”), which was approved by the shareholders at the Company’s Annual General Meeting of Shareholders held on April 12, 2022, which increased the number of ordinary shares reserved for issuance under such equity incentive plan to 15% of the Company’s outstanding ordinary shares on a fully-diluted basis, or 2,147,412 ordinary shares represented by 2,147,412 ADSs as of March 31, 2024. Under the Amended Plan, the Company may grant options to its directors, officers, employees, consultants, advisers and service providers. As of March 31, 2024, 1,869,401 shares remained available for issuance.

The following table summarizes stock-based activities under the Amended Plan:

		Weighted	Weighted
		Average	Average
	ADS Underlying	Exercise	Contractual
	Options	Price	Terms
Outstanding at December 31, 2023	278,011	$25.34	9.68
Granted	—	—
Forfeited/Cancelled	—	—
Outstanding at March 31, 2024	278,011	$25.34	9.43

Exercisable options at March 31, 2024	7,382	$210.00	8.13

The intrinsic value of outstanding options at March 31, 2024 was $0.

Stock based compensation expense was approximately $306,000 ($50,000 included in research and development expense and $256,000 included in general and administrative expenses) in the three months ended March 31, 2024.

Stock based compensation expense was approximately $261,000 ($34,000 included in research and development expense and $227,000 included in general and administrative expenses) in the three months ended March 31, 2023.

At March 31, 2024, the total unrecognized compensation expense related to non-vested options was approximately $2.7 million and is expected to be recognized over the remaining weighted average service period of approximately 3.45 years.

NOTE 7 – PREPAID EXPENSES

Prepaid expenses are as follows:

	March 31,	December 31,
	2024	2023
Prepaid R&D costs	$447,229	$447,979
Prepaid insurance	280,859	401,972
Prepaid expense	46,104	8,500
Deferred offering costs (note 13)	100,712	32,583
Total	$874,904	$891,034
Less: Short-term portion	(574,904)	(591,034)
Long-term portion	$300,000	$300,000

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are as follows:

	March 31,	December 31,
	2024	2023
Research contract expenses (note 12)	$546,329	$358,287
Payroll and directors fees (note 11)	1,319,456	804,156
Payroll taxes (note 11)	77,113	93,989
Professional fees	174,402	50,534
Other expenses	1,894	1,740
Total	$2,119,194	$1,308,706

NOTE 9 – IN-LICENSED TECHNOLOGY

Skinvisible:

In October 2019, Quoin Inc. entered into the Exclusive Licensing Agreement (as amended from time to time, the “License Agreement”) with Skinvisible Pharmaceuticals, Inc. (“Skinvisible”), under which Skinvisible granted the Company an exclusive royalty-bearing license relating to the production and manufacture of prescription drug products related to certain patents held by Skinvisible, including those related to QRX003 and QRX004. The Company made Skinvisible a one-time non-refundable, non-creditable license fee of $1 million (the “License Fee”). In addition, the Company agreed to pay Skinvisible a single digit royalty percentage of the Company’s net sales revenues for any licensed product covered by the patent rights licensed under the License Agreement. The Company also agreed to pay Skinvisible 25% of any revenues the Company receives as royalties in the event that the Company sublicenses any licensed products to a third party. The License Agreement also requires that the Company make a $5 million payment to Skinvisible upon receiving approval in the U.S. or European Union, whichever occurs first, for the first drug product developed using intellectual property licensed thereunder. There were no milestone or royalty obligations due at March 31, 2024 and December 31, 2023.

NOTE 10 - INTANGIBLE ASSETS

Intangible assets are as follows:

	March 31,	December 31,
	2024	2023
Technology license – Skinvisible	$1,000,000	$1,000,000
Total cost	1,000,000	1,000,000
Accumulated amortization	(441,666)	(416,666)
Net book value	$558,334	$583,334

The Company recorded amortization expense of approximately $25,000 and $26,000 in the three months ended March 31, 2024 and 2023, respectively. The annual amortization expense expected to be recorded for existing intangible assets for the years 2024 through 2027, and thereafter, is approximately $75,000, $100,000, $100,000, $100,000 and $183,000, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

Employment Agreements and Due to Officers/Founders:

Due to the limited funding of Quoin Inc. prior to the consummation of the Merger, the compensation, including salary, office and car allowances and other benefits, due to Dr. Myers and Ms. Carter under their respective employment agreements, as well as reimbursement of expenses and other amounts paid by Dr. Myers and Ms. Carter to third parties on behalf of Quoin Inc., were not paid by Quoin Inc. to Dr. Myers and Ms. Carter, and were accrued as indebtedness to Dr. Myers and Ms. Carter. Following the closing of the Merger, Quoin Inc. began making payments of $25,000 per month to each of Dr. Myers and Ms. Carter to repay the above-described non-interest-bearing indebtedness. The Company repaid $75,000 and $75,000 of such indebtedness to Dr. Myers and $75,000 and $25,000 to Ms. Carter in the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, approximately $1.9 million and $1.5 million of such indebtedness was outstanding to Dr. Myers and Ms. Carter, respectively.

Amounts due to officers at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
Salaries and other compensation	$3,373,733	$3,523,733
Total	$3,373,733	$3,523,733
Less: Short-term portion	(600,000)	(600,000)
Long-term portion	$2,773,733	$2,923,733

Expenses:

Research and development expenses in the amount of $0 and $12,000 were paid during the three months ended March 31, 2024 and 2023, respectively, to the CEO Dr. Myers’ son, who had been consulting for the Company on research and development matters from time to time. As of March 31, 2023, Dr. Myers’ son no longer provides consulting services to the Company.

Interest Payable:

See Note 4 for interest payable on the 2020 Notes.

NOTE 12 – RESEARCH, CONSULTING AGREEMENTS AND COMMITMENTS

Research agreements

In November 2020, Quoin Inc. entered into a Master Service Agreement with Therapeutics Inc. for the management of the preclinical and clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement was three years with automatic one year extensions, and the agreement required the execution of individual work orders. Quoin Inc. may terminate any work order for any reason with 90 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Therapeutics Inc. A work order was entered into in June 2022 for the first QRX003 clinical study at an expected estimated cost of approximately $4.4 million. An additional work order was entered into in December 2022 for a second QRX003 clinical study at an expected estimated cost of approximately $830,000. For the three months ended March 31, 2024 and 2023, the Company incurred a research and development expense under these agreements of approximately $489,000 and $599,000 respectively.

In November 2021, the Company entered into a research agreement with Queensland University of Technology (QUT) for a pre-clinical research program for the development of a product to treat Netherton Syndrome of approximately $250,000. In May 2022, the Company entered into a second research agreement with QUT for the development of a product to treat Scleroderma of approximately $610,000. Each agreement remains in place until the completion of the research program, which in each case was initially anticipated to be 18 months from execution. For the three months ended March 31, 2024 and 2023, the Company incurred research and development costs related to these agreements of approximately $0 and $138,000, respectively.

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

The Company does not have the right to commence any sales of ordinary shares represented by ADSs to Alumni under the Alumni Purchase Agreement until the date, which the Company refers to as the Commencement Date, that all of the conditions set forth in the Alumni Purchase Agreement have been satisfied, including that the registration statement the Company agreed to file with the SEC pursuant to the Alumni Purchase Agreement is declared effective by the SEC, and the Company’s shareholders have approved of the issuance of ADSs under the Alumni Purchase Agreement, which approval was obtained on April 5, 2024.

From and after the Commencement Date, the Company may, from time to time and at the Company’s sole discretion for a period of three months, which the Company at its sole discretion may increase by an additional three months (such period, including any extension, the “Commitment Period”), on any business day that the Company may select, direct Alumni to purchase ordinary shares represented by ADSs. The purchase price for the ordinary shares represented by ADSs the Company may sell to Alumni will be based upon formulas set forth in the Alumni Purchase Agreement based on the then current market price of the ADSs as computed under the Alumni Purchase Agreement and will depend on the type of purchase notice the Company submits to Alumni from time to time. There is no upper limit on the price per share that Alumni could be obligated to pay for the ADSs under the Alumni Purchase Agreement; provided, however at no time can the purchase price be below a floor price of $1.00 per share (subject to adjustment). The Company agreed to issue purchase notices for an aggregate of at least $4,000,000 of the Commitment Amount prior to the end of the Commitment Period.

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

Public Offering

On March 7, 2024, (the “2024 Closing Date”) the Company completed an offering (the “2024 Offering”) of the following securities (i) 811,250 ordinary shares represented by ADSs, (ii) 4,062,500 Series D warrants (the “Series D Warrants”) to purchase 4,062,500 ordinary shares represented by ADSs, (iii) 4,062,500 Series E warrants (the “Series E Warrants” and together with the Series D Warrants, the “2024 Warrants”) to purchase 4,062,500 ordinary shares represented by ADSs, and (iv) 3,251,250 pre-funded warrants (the “2024 Pre-Funded Warrants”) to purchase 3,251,250 ordinary shares represented by ADSs for aggregate gross proceeds of approximately $6.5 million, resulting in net proceeds of approximately $5.5 million, after deducting the placement agent’s fees and offering expenses paid by the Company. Each ADS (or 2024 Pre-Funded Warrant to purchase one ADS in lieu thereof) was sold together with a Series D Warrant to purchase one ADS and a Series E Warrant to purchase one ADS. The ADSs and accompanying 2024 Warrants were sold at a combined public offering price of $1.60 and the 2024 Pre-Funded Warrants and accompanying 2024 Warrants were sold at a combined public offering price of $1.5999, which is equal to the combined purchase price per ADS and accompanying 2024 Warrants, minus the exercise price of each 2024 Pre-Funded Warrant of $0.0001. The Series D and Series E warrants have an exercise price of $1.60 per share, are exercisable immediately following the 2024 Closing Date and expire in two years and five years, respectively, from the closing of the 2024 Offering. As of March 31, 2024 1,997,500 prefunded warrants have been exercised and are included in issued and outstanding ADSs.

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

On March 7, 2024, the Company also entered into privately negotiated agreements with the holders of certain existing outstanding warrants to purchase up to 638,834 ADSs, 207,499 of which were warrants issued in the Company’s 2022 public offering and 431,335 of which were warrants issued in the Company’s 2023 public offering (collectively, the “Prior Warrants”) to, among other things, reduce the exercise price of such Prior Warrants to $1.60 and to extend the current expiration date of the Prior Warrants until March 7, 2029. The incremental fair value of the modified warrants was approximately $209,000, which was accounted for as an offering expense in connection with the 2024 Offering.

Warrants

The following table summarizes warrant activities during the three months ended March 31, 2024:

		Weighted
	ADSs	Average
	Underlying	Exercise Price
	Warrants	Per ADS
Outstanding and exercisable at December 31, 2023	864,081	$16.13	*
Granted Common Warrants	8,125,000	1.60
Granted Pre-Funded Warrants	3,251,250	—
Exercised Pre-Funded Warrants	(1,997,500)	—
Terminated	(735)	1,650.00
Outstanding and exercisable at March 31, 2024	10,242,096	$1.84

As of March 31, 2024, outstanding Common Warrants expire in 2026, 2027 and 2029, and the outstanding Pre-Funded Warrants have an approximate intrinsic value of $1,191,000.

* Note that the exercise price of certain existing outstanding warrants to purchase up to 638,834 ADSs (the “Prior Warrants”), was reduced from $12.00 and $13.20 to $1.60 on March 7, 2024, see above.

NOTE 14 – CONTINGENCIES

From time to time, the Company may become involved in various legal matters arising in the ordinary course of business. Management is unaware of any matters requiring accrual for related losses in the unaudited condensed consolidated financial statements.

NOTE 15 – LICENSE AGREEMENTS

As of March 31, 2024, the Company had nine commercial license and supply agreements outstanding, whereby the Company will receive a royalty or other proceeds from the specified product revenues from the licensor, if and when the underlying products are approved and commercialized or sold via compassionate use or early access programs. No royalty revenues have been received through March 31, 2024 from any of these agreements.

NOTE 16 - SUBSEQUENT EVENTS

On April 29, 2024, the Company received a letter from the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that the closing bid price per ADS of the Company was below the required minimum of $1.00 for a period of 31 consecutive business days and that the Company did not meet the minimum bid price requirements set forth in Nasdaq Rule 5550(a)(2). The notice has no immediate effect on the listing or trading of the Company’s ADSs and the ADSs will continue to trade on The Nasdaq Capital Market under the symbol “QNRX.”

Pursuant to Nasdaq Rule 5810(c)(3)(A), the Company has a period of one hundred eighty (180) calendar days, or until October 28, 2024 (the “Compliance Period”), to regain compliance with Nasdaq’s minimum bid price requirement. Compliance may be achieved without further action if the closing bid price of the Company’s ADS is at or above $1.00 for a minimum of ten consecutive business days at any time during the Compliance Period, in which case Nasdaq will notify the Company if it determines it is in compliance and the matter will be closed; however Nasdaq may require the closing bid price to equal or to exceed the $1.00 minimum bid price requirement for more than 10 consecutive business days before determining that a company complies. In the event the Company does not regain compliance by October 28, 2024, the Company may be eligible for an additional 180 calendar day grace period. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held ADSs and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period. The Company intends to actively monitor the bid price of its ADS and will consider available options to regain compliance with the Nasdaq listing requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I-Item 1 of this Form 10-Q. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q.

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

ADS Ratio Change and Ordinary Share Reverse Split

Effective July 18, 2023, the ratio of ADSs evidencing ordinary shares changed from 1 ADS representing five thousand (5,000) ordinary shares to 1 ADS representing sixty thousand (60,000) ordinary shares, which resulted in a 1 for 12 reverse split of the issued and outstanding ADSs. Effective November 8, 2023, the Company completed a 1 for 60,000 reverse split of the ordinary shares which resulted in the ratio of ADSs evidencing ordinary shares to be changed from 1 ADS representing sixty thousand (60,000) ordinary shares to 1 ADS representing one (1) ordinary share. Except as specifically provided, When applicable ordinary share, ADS and related option and warrant information presented herein, including our unaudited condensed consolidated financial statements and accompanying footnotes, has been retroactively adjusted to reflect the number of ordinary shares and ADSs resulting from the aforementioned ordinary share reverse split and ADS ratio changes.

Recent Developments

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

On October 24, 2023, we released positive initial clinical results obtained from the first six evaluable subjects in our open-label study. As a result of this positive initial data and the absence of any safety concerns from both studies, on November 8, 2023 we submitted a number of protocol amendments to the FDA, under our open IND, with a view to optimizing both studies and potentially leading to even better clinical outcomes and a more rapid regulatory approval. These protocol amendments included eliminating the lower dose from the double-blinded study, modifying the dosing frequency from once-daily to twice-daily and increasing the number of subjects from 18 to 30. For the open-label study, the number of subjects was increased from 10 to 20 and dosing was modified from once-daily to twice-daily. On December 13, 2023, we announced that we were cleared by the FDA to implement these protocol amendments. In February 2024 we submitted a further protocol amendment to the FDA requesting permission to lower the age of eligibility for participation in both studies to 14 years and older from 18 years and older. On March 4, 2024 we announced that we were cleared to implement this protocol amendment. All protocol amendments have now been implemented and going forward participants in both studies will be dosed twice-daily with those enrolled in the blinded study receiving either a 4% dose of QRX003 or a placebo, while subjects in the open-label will receive a 4% dose of QRX003 only.

Public Offering

On March 7, 2024, (the “2024 Closing Date”) we completed an offering (the “2024 Offering”) of the following securities (i) 811,250 ordinary shares represented by ADSs, (ii) 4,062,500 Series D warrants (the “Series D Warrants”) to purchase 4,062,500 ordinary shares represented by ADSs, (iii) 4,062,500 Series E warrants (the “Series E Warrants” and together with the Series D Warrants, the “2024 Warrants”) to purchase 4,062,500 ordinary shares represented by ADSs, and (iv) 3,251,250 pre-funded warrants (the “2024 Pre-Funded Warrants”) to purchase 3,251,250 ordinary shares represented by ADSs for aggregate gross proceeds of approximately $6.5 million, resulting in net proceeds of approximately $5.5 million, after deducting the placement agent’s fees and offering expenses paid by us. Each ADS (or 2024 Pre-Funded Warrant to purchase one ADS in lieu thereof) was sold together with a Series D Warrant to purchase one ADS and a Series E Warrant to purchase one ADS. The ADSs and accompanying 2024 Warrants were sold at a combined public offering price of $1.60 and the 2024 Pre-Funded Warrants and accompanying 2024 Warrants were sold at a combined public offering price of $1.5999, which is equal to the combined purchase price per ADS and accompanying 2024 Warrants, minus the exercise price of each 2024 Pre-Funded Warrant of $0.0001. The Series D Warrants and the Series E Warrants have an exercise price of $1.60 per share, are exercisable immediately following the closing of the 2024 Offering and expire in two years and five years, respectively, from the closing of the 2024 Offering. As of March 31, 2024 1,997,500 prefunded warrants have been exercised and are included in issued and outstanding ADSs.

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

On March 7, 2024, we also entered into privately negotiated agreements with the holders of certain existing outstanding warrants to purchase up to 638,834 ADSs (the “Prior Warrants”) to, among other things, reduce the exercise price of such Prior Warrants to $1.60 and to extend the current expiration date of the Prior Warrants until March 7, 2029. The incremental fair value of the modified warrants was approximately $209,000, which was accounted for as an offering expense in connection with the 2024 Offering.

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

We do not have the right to commence any sales of ordinary shares represented by ADSs to Alumni under the Alumni Purchase Agreement until the date, which we refer to as the Commencement Date, that all of the conditions set forth in the Alumni Purchase Agreement have been satisfied, including that the registration statement we agreed to file with the SEC pursuant to the Alumni Purchase Agreement is declared effective by the SEC, and our shareholders have approved of the issuance of ADSs under the Alumni Purchase Agreement, which approval was obtained on April 5, 2024.

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

Nasdaq Listing

On April 29, 2024, we received a letter from the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that the closing bid price per ADS of the Company was below the required minimum of $1.00 for a period of 31 consecutive business days and that we did not meet the minimum bid price requirements set forth in Nasdaq Rule 5550(a)(2). The notice has no immediate effect on the listing or trading of our ADSs and the ADSs will continue to trade on The Nasdaq Capital Market under the symbol “QNRX.”

Pursuant to Nasdaq Rule 5810(c)(3)(A), the Company has a period of one hundred eighty (180) calendar days, or until October 28, 2024 (the “Compliance Period”), to regain compliance with Nasdaq’s minimum bid price requirement. Compliance may be achieved without further action if the closing bid price of our ADSs is at or above $1.00 for a minimum of ten consecutive business days at any time during the Compliance Period, in which case Nasdaq will notify us if it determines we are in compliance and the matter will be closed; however Nasdaq may require the closing bid price to equal or to exceed the $1.00 minimum bid price requirement for more than 10 consecutive business days before determining that a company complies. In the event the Company does not regain compliance by October 28, 2024, the Company may be eligible for an additional 180 calendar day grace period. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held ADSs and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period. The Company intends to actively monitor the bid price of its ADS and will consider available options to regain compliance with the Nasdaq listing requirements.

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

Other Expenses (income)

Other expenses (income) consist primarily of interest income and unrealized loss (gain) on investments.

Results of Operations – Three months ended March 31, 2024 compared to the three months ended March 31, 2023

The following table sets forth our results of operations for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three months ended March 31,
	2024	2023	Change
Operating Expenses
General and administrative	$1,615,452	$1,683,817	$(68,365)
Research and development	842,832	1,091,733	(248,901)
Total operating expenses	2,458,284	2,775,550	(317,266)
Other (income) and expenses
Unrealized loss (gain)	6,509	(20,427)	26,936
Realized and accrued interest income	(137,513)	(152,054)	14,541
Total other income	(131,004)	(172,481)	41,477
Net loss	$(2,327,280)	$(2,603,069)	$275,789

General and Administrative Expenses

General and administrative expenses were approximately $1,615,000 and $1,684,000, in the three months ended March 31, 2024 and 2023, respectively, representing a decrease of $68,000, or approximately 4.0%. The decrease was primarily due to a decrease of $112,000 in legal and professional fees, a reduction of public company costs of $96,000 and a reduction of travel related expenses of $50,000, offset by increases in payroll and benefits of $171,000 and an increase in non-cash stock-based compensation expense of $29,000.

Our research and development expenses during the three months ended March 31, 2024 and 2023 were approximately $843,000 and $1,092,000, respectively, representing a decrease of $249,000, or approximately 22.8%. The decrease was primarily due to $263,000 in decreased expenditures on our development programs, including work related to the clinical studies for the development of QRX003 and our research collaborations with Queensland University of Technology. Offsetting this decrease was an increase of $16,000 of non-cash stock-based compensation expense allocated to research and development expenses. See “Components of Our Results of Operations - Research and Development Expenses” above.

We amortize licensed or acquired intellectual property over its expected useful life, included in research and development expenses set out above. Amortization of intangible assets was approximately $25,000 and $26,000 in each of the three month periods ended March 31, 2024 and 2023.

Other Expenses:

We had $6,500 in unrealized loss and $138,000 in realized gain and interest income in the three months ended March 31, 2024 from our cash and cash equivalents and investments in marketable debt securities. We earned $152,000 in realized gain and interest income and $20,000 in unrealized income in the three months ended March 31, 2023 from our cash and cash equivalents and investments in marketable debt securities.

Liquidity and Capital Resources

We have incurred net losses every year since inception and had an accumulated deficit of approximately $48.5 million at March 31, 2024. We have a limited operating history and have historically funded our operations through debt and equity financings. We incurred net losses of approximately $2.3 million and negative cash flows from operations of $1.4 million for the three months ended March 31, 2024. At March 31, 2024, we had cash and cash equivalent balances totaling $1.8 million and investments of $12.9 million. We have determined that we have sufficient resources to effect our business plan for at least one year from the issuance of the unaudited consolidated financial statements included in this report; however, we are subject to risks common to development stage biopharmaceutical companies including, but not limited to, unanticipated clinical trial costs and the ability to estimate such occurrences, if any, on our cash, liquidity, additional financing requirements, and availability. Accordingly, we may need to raise additional funds sooner than planned. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Additional financing will be required to complete the research and development of our therapeutic targets and our other operating requirements, which may not be available at acceptable terms, if at all. If we are unable to obtain additional funding when it becomes necessary, the development of our product candidates will be impacted and we would likely be forced to delay, reduce, or terminate some or all of our development programs, all of which could have a material adverse effect on our business, results of operations and financial condition.

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

To the extent that we raise additional capital through the sale of our equity or convertible debt securities, and pursuant to the exercise of the warrants issued to investors in 2022, 2023 and 2024 public offerings, the ownership interest of our equity holders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our equity holders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Summary Statement of Cash Flows

As of March 31, 2024, we had approximately $14,700,000 in cash and cash equivalents and investments in marketable securities. The table below presents our cash flows for the three month periods ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(1,434,372)	$(1,746,535)
Net cash used in investing activities	(4,465,774)	(3,491,505)
Net cash provided by financing activities	5,332,472	5,749,266
Net change in cash and cash equivalents	$(567,674)	$511,226

Operating Activities

Net cash used in operating activities was approximately $1,434,000 and $1,747,000 in the three months ended March 31, 2024 and 2023, respectively. The decrease in 2024 was mostly due to a decrease in net loss, an increase in accounts payable and accrued expenses, offset by a decrease in prepaid expenses.

Investing Activities

Net cash used in investing activities was approximately $4,466,000 and $3,492,000 in the three months ended March 31, 2024 and 2023, respectively. The cash used in investing activities for the three months ended March 31, 2024 consisted of net purchases of short maturity US Treasury Bills and Notes from the proceeds of the 2024 Offering, the cash used in investing activities in the three months ended March 31, 2023 consisted of net purchases of short maturity US Treasury Bills and Notes from the proceeds of our public offering in February 2023 (the “2023 Offering”).

Financing Activities

Net cash provided by financing activities was approximately $5,332,000 for the three months ended March 31, 2024. The net cash provided increased due to the receipt of approximately $5.5 million in net proceeds from the 2024 Offering partially offset by repayments of amounts due to officers of $150,000. Net cash provided by financing activities was approximately $5,749,000 for the three months ended March 31, 2023. The net cash provided increased due to the receipt of $5,849,000 in net proceeds from the 2023 Offering partially offset by repayments of amounts due to officers of $100,000.

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

In November 2020, Quoin Inc. entered into a Master Service Agreement with Therapeutics Inc. for the management of the preclinical and clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement was three years with automatic one year extensions, and the agreement required the execution of individual work orders. Quoin Inc. may terminate any work order for any reason with 90 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Therapeutics Inc. A work order was entered into in June 2022 for the first QRX003 clinical study at an expected estimated cost of approximately $4.4 million through 2024. An additional work order was entered into in December 2022 for a second QRX003 clinical study at an expected estimated cost of approximately $830,000. For the three months ended March 31, 2024 and 2023, we incurred research and development expenses under these agreements of approximately $489,000 and $599,000 respectively.

In November 2021, we entered into a research agreement with Queensland University of Technology (QUT) for a pre-clinical research program for the development of a product to treat Netherton Syndrome of approximately $250,000. In May 2022, we entered into a second research agreement with QUT for the development of a product to treat Scleroderma of approximately $610,000. Each agreement remains in place until the completion of the research program, which in each case was initially anticipated to be 18 months from execution. For the three months ended March 31, 2024 and 2023, we incurred research and development costs related to these agreements of approximately $0 and $138,000 respectively.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in our risk factors from the risks previously reported in Part 1, Item 1A, “Risk Factors” of our Form 10-K. You should carefully consider the factors discussed in Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our ADSs.

Our ADSs are listed on the Nasdaq Capital Market, which imposes, among other requirements, a minimum bid requirement.

On April 29, 2024, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq notifying us that for the preceding 31 consecutive business days (March 14, 2024 through April 26, 2024), our ADSs did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Requirement”) per ADS as required by Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a compliance period of 180 calendar days, or until October 28, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance may be achieved automatically and without further action if the closing bid price of our ADSs is at or above $1.00 for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case, in its discretion, Nasdaq will notify the Company of its compliance and the matter will be closed. If, however, we do not achieve compliance with the Minimum Bid Price Requirement by October 28, 2024, we may be eligible for additional time to comply. In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held ADSs and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and must notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period. We intend to actively monitor the bid price of our ADSs and will consider available options to regain compliance with the Nasdaq listing requirements.

If we cannot regain compliance with the Minimum Bid Price Requirement or if we otherwise fail to meet any of Nasdaq’s listing standards, our ADSs will be subject to delisting. If that were to occur, our ADSs would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our ADSs. This would adversely affect the ability of investors to trade our ADSs and would adversely affect the value of our ADSs. Delisting from Nasdaq would cause us to pursue eligibility for trading of our ADSs on other markets or exchanges, or on an over-the-counter market. In such case, our stockholders’ ability to trade or obtain quotations of the market value of our ADSs would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. There can be no assurance that our ADSs, if delisted from the Nasdaq, would be listed on a national securities exchange, a national quotation service or the over-the-counter markets. Delisting from the Nasdaq could also result in negative publicity, adversely affect the market liquidity of our ADSs, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence.

The delisting of our ADSs from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future, or at all. Such a delisting would likely have a negative effect on the price of our ADSs and would impair your ability to sell or purchase our ADSs when you wish to do so. Further, if our ADSs were to be delisted from Nasdaq, our ADSs would cease to be recognized as a covered security, and we would be subject to additional regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with the Nasdaq Minimum Bid Price Requirement would stabilize the market price or improve the liquidity of our ADSs, prevent our ADSs from falling below the Nasdaq minimum bid price required for continued listing again or prevent future non-compliance with other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our ADSs, our ADSs could be delisted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the first quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

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

4.1	Form of Pre-Funded Warrant issued in the 2024 Offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 8, 2024).
4.2	Form of Series D Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 8, 2024).
4.3	Form of Series E Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on March 8, 2024).
4.4

Form of Amendment to Warrants to Purchase Ordinary Shares Represented by American Depositary Shares (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the SEC on March 8, 2024).

10.1

Purchase Agreement, dated January 25, 2024, by and between Quoin Pharmaceuticals Ltd. and Alumni Capital LP (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 30, 2024).

10.2	Securities Purchase Agreement dated March 4, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 8, 2024).
10.3	Placement Agency Agreement dated March 4, 2024 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on March 8, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
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

Quoin Pharmaceuticals Ltd.

May 9, 2024	By:	/s/ Gordon Dunn
Name: Gordon Dunn
Title: Chief Financial Officer