Form 10-Q
period 2024-06-30
Quoin Pharmaceuticals, Ltd.
filed 2024-08-08
CIK 1671502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, the registrant had 3,979,970 ordinary shares, no par value per share, outstanding, and 3,979,970 ADSs outstanding (assuming all ordinary shares are represented by ADSs), with each ADS representing one (1) ordinary share.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,845,126	$2,401,198
Investments	9,725,463	8,293,663
Prepaid expenses and other current assets	650,696	591,034
Total current assets	13,221,285	11,285,895

Prepaid expenses - long term	300,000	300,000
Intangible assets, net	533,334	583,334
Total assets	$14,054,619	$12,169,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$819,674	$526,523
Accrued expenses	1,386,625	1,308,706
Accrued interest and financing expense	1,146,251	1,146,251
Due to officers - short term	600,000	600,000
Total current liabilities	3,952,550	3,581,480

Due to officers - long term	2,623,733	2,923,733
Total liabilities	$6,576,283	$6,505,213

Commitments and contingencies

Shareholders’ equity:
Ordinary shares, no par value per share, 100,000,000 ordinary shares authorized at	$—	$—
June 30, 2024 and December 31, 2023, respectively - 3,979,970 (3,979,970 ADS's) ordinary shares issued and outstanding at June 30, 2024 and 987,220 (987,220 ADS's) at December 31, 2023

Additional paid in capital	57,982,969	51,867,336
Accumulated deficit	(50,504,633)	(46,203,320)
Total shareholders' equity	7,478,336	5,664,016

Total liabilities and shareholders' equity	$14,054,619	$12,169,229

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating expenses
General and administrative	$1,617,769	$1,634,960	$3,233,221	$3,318,777
Research and development	519,349	625,104	1,362,181	1,716,837

Total operating expenses	2,137,118	2,260,064	4,595,402	5,035,614

Other (income) and expenses
Unrealized loss	2,177	34,472	8,686	14,045
Realized and accrued interest income	(165,262)	(187,589)	(302,775)	(339,643)
Total other income	(163,085)	(153,117)	(294,089)	(325,598)
Net loss	$(1,974,033)	$(2,106,947)	$(4,301,313)	$(4,710,016)

Loss per ADS
Loss per ADS
Basic	$(0.39)	$(2.13)	$(1.20)	$(5.79)
Fully-diluted	$(0.39)	$(2.13)	$(1.20)	$(5.79)

Weighted average number of ADS's outstanding
Basic	5,049,720	987,220	3,576,506	813,187
Fully-diluted	5,049,720	987,220	3,576,506	813,187

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three and six months ended June 30, 2023

			No		Additional
	Ordinary		Par	Treasury	Paid in	Accumulated
	Shares	ADS's	Value	Stock	Capital	Deficit	Total
Balance at January 1, 2023	403,887	403,887	—	$(2,932,000)	$47,855,521	$(37,516,747)	$7,406,774

Net loss	—	—	—	—	—	(2,603,069)	(2,603,069)
Issuance of ADS and Pre - Funded Warrants, net	583,333	583,333	—	—	5,849,266	—	5,849,266
Stock based compensation	—	—	—	—	261,472	—	261,472
Balance at March 31, 2023	987,220	987,220	—	$(2,932,000)	$53,966,259	$(40,119,816)	$10,914,443
Net loss	—	—	—	—	—	(2,106,947)	(2,106,947)
Stock based compensation	—	—	—	—	264,376	—	264,376
Balance at June 30, 2023	987,220	987,220	—	$(2,932,000)	$54,230,635	$(42,226,763)	$9,071,872

Three and six months ended June 30, 2024

			No		Additional
	Ordinary		Par	Treasury	Paid in	Accumulated
	Shares	ADS's	Value	Stock	Capital	Deficit	Total
Balance at January 1, 2024	987,220	987,220	—	$—	$51,867,336	$(46,203,320)	5,664,016

Net loss	—	—	—	—	—	(2,327,280)	(2,327,280)
Issuance of ADS's, pre-funded warrants and warrants, net	2,808,750	2,808,750	—	—	5,482,472	—	5,482,472
Stock based compensation	—	—	—	—	306,314	—	306,314
Balance at March 31, 2024	3,795,970	3,795,970	—	$—	$57,656,122	$(48,530,600)	$9,125,522
Net loss	—	—	—	—	—	(1,974,033)	(1,974,033)
Exercise of pre-funded warrants	184,000	184,000	—	—	18	—	18
Reversal of accrued offering expenses	—	—	—	—	13,707	—	13,707
Stock based compensation	—	—	—	—	313,122	—	313,122
Balance at June 30, 2024	3,979,970	3,979,970	—	$—	$57,982,969	$(50,504,633)	$7,478,336

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows used in operating activities:
Net loss	$(4,301,313)	$(4,710,016)
Stock based compensation	619,436	525,848
Amortization of intangibles	50,000	52,022
Unrealized gain and accrued interest on investments	(121,026)	(230,755)
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	371,070	761,283
Decrease (increase) in prepaid expenses & other assets	(59,662)	282,358
Net cash used in operating activities	$(3,441,495)	$(3,319,260)

Cash flows used in investing activities:
Purchase of investments	$(9,649,774)	$(13,491,505)
Proceeds from maturity of investments	8,339,000	13,035,000
Payment for license acquisition	—	—
Net cash used in investing activities	$(1,310,774)	$(456,505)

Cash flows provided by financing activities:
Payment of amounts due to officers	$(300,000)	(175,000)
Proceeds from sale of equity securities, net	5,496,197	5,849,266
Net cash provided by financing activities	$5,196,197	$5,674,266

Net change in cash and cash equivalents:	443,928	1,898,501
Cash and cash equivalents - beginning of period	2,401,198	2,860,628
Cash and cash equivalents - end of period	$2,845,126	$4,759,129

Supplemental information - Non cash items:
Offering expenses associated with warrant modification	$209,225	$238,231

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

The Company is a clinical stage specialty pharmaceutical company dedicated to the development and commercialization of therapeutic products that treat rare and orphan diseases for which there are currently no approved treatments or cures. The Company’s initial focus is on the development of products, using proprietary owned and in-licensed drug delivery technologies, that could help address rare skin diseases. The Company’s first lead product, QRX003, is a topical lotion comprised of a broad-spectrum serine protease inhibitor, formulated with the proprietary in-licensed Invisicare® technology, is under development as a potential treatment for Netherton Syndrome (“NS”), a rare hereditary genetic disease. QRX003 is currently being tested in two clinical studies in the United States (“U.S.”) under an open Investigational New Drug (“IND”) application with the Food and Drug Administration (“FDA”). Dosing of patients commenced in December 2022 for the first study and in March 2023 for the second study. The Company is also developing QRX004 as a potential treatment for Recessive Dystrophic Epidermolysis Bullosa (“RDEB”). In addition, the Company has entered into Research Agreements with the Queensland University of Technology (“QUT”), which include an option for global licenses to QRX007 for the potential treatment of NS and QRX008 for the potential treatment of scleroderma , and with University College Cork (“UCC”) for the development of novel topical formulations of rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are currently no approved therapies or cures. To date, no products have been commercialized and no revenue has been generated.

NOTE 2 - LIQUIDITY RISKS AND OTHER UNCERTAINTIES

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”), which contemplates continuation of the Company as a going concern. The Company has incurred net losses every year since inception and has an accumulated deficit of approximately $50.5 million at June 30, 2024. The Company has a limited operating history and has historically funded its operations through debt and equity financings. The Company incurred net losses of approximately $4.3 million, and negative cash flows from operations of $3.4 million for the six months ended June 30, 2024. At June 30, 2024, the Company had cash and cash equivalents balances totaling $2.8 million and investments of $9.7 million. The Company has determined that it has sufficient cash and liquidity to effect its business plan for at least one year from the issuance of these unaudited condensed consolidated financial statements.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2024 and for the three and six months then ended. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2023 and for the year then ended which are included in the Company’s Annual Report on Form 10- K, filed with the SEC on March 14, 2024. The Company operates in one segment.

Effective July 18, 2023, the ratio of American Depositary Shares (“ADSs”) evidencing ordinary shares changed from 1 ADS representing five thousand (5,000) ordinary shares to 1 ADS representing sixty thousand (60,000) ordinary shares, which resulted in a 1 for 12 reverse split of the issued and outstanding ADSs. Effective November 8, 2023, the Company completed a 1 for 60,000 reverse split of the ordinary shares which resulted in the ratio of ADSs evidencing ordinary shares to be changed from 1 ADS representing sixty thousand (60,000) ordinary shares to 1 ADS representing one (1) ordinary share. Except as specifically provided, ADSs and related option and warrant information presented in these unaudited condensed consolidated financial statements and accompanying footnotes has been retroactively adjusted to reflect the number of ordinary shares and ADSs resulting from the aforementioned ordinary share reverse split and ADS ratio changes.

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

The Company assesses classification of its warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required. The Company evaluated its warrants outstanding to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that such warrants meet the criteria for equity classification in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

Investments:

Investments as of June 30, 2024 and December 31, 2023 consist of U.S. Treasury Bills and Notes, which are classified as trading securities, totaling $9.7 million and $8.3 million, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills and Notes held on June 30, 2024 have maturities within one year from the balance sheet date. As of June 30, 2024, the carrying value of the Company’s U.S. Treasury Bills and Notes approximates their fair value due to their short-term maturities.

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

The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three and six months ended June 30, 2024 and 2023, there were no impairment indicators which required an impairment loss measurement.

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

For the three and six months ended June 30, 2024, the number of shares excluded from the diluted net earnings (loss) per share included outstanding warrants to purchase 8,988,346 ADS and outstanding stock options to purchase 278,011 ADS, and for the three and six months ended June 30, 2023, the number of shares excluded from the diluted net earnings (loss) per share included outstanding warrants to purchase 864,068 ADS and outstanding stock options to purchase 25,595 ADS, respectively, as their inclusion in the denominator would be anti-dilutive. For the three and six months ended June 30, 2024 basic and diluted net earnings (loss) per share included 1,069,750 ADS issuable with respect to unexercised prefunded warrants (See Note 13).

NOTE 4 – ACCRUED INTEREST AND FINANCING EXPENSE

On October 2, 2020, Quoin Inc. issued promissory notes (the “2020 Notes”) to certain investors (“2020 Noteholders”). The 2020 Notes were mandatorily convertible into 432 ADSs, subject to adjustment and were converted in 2021. The ADSs issued to the 2020 Noteholders did not include accrued interest. Two of the five 2020 Noteholders received their amount due during the year ended December 31, 2022 and the Company’s estimate of the liability to the remaining three 2020 Noteholders was estimated to be $1,146,000 as of June 30, 2024 and December 31, 2023.

There was no interest expense recognized in both the three and six month periods ended June 30, 2024 and 2023.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy at June 30, 2024 and December 31, 2023:

June 30, 2024	Level 1	Level 2	Level 3	Total
US Treasury Bills and Notes	$9,725,463	$—	$—	$9,725,463
Total US Treasury Bills amd Notes Asset	$9,725,463	$—	$—	$9,725,463

December 31, 2023	Level 1	Level 2	Level 3	Total
US Treasury Bills and Notes	$8,293,663	$—	$—	$8,293,663
Total US Treasury Bills amd Notes Asset	$8,293,663	$—	$—	$8,293,663

NOTE 6 – STOCK BASED COMPENSATION

In March 2022, the Board of Directors of the Company approved the Amended and Restated Equity Incentive Plan (the “Amended Plan”), which was approved by the shareholders at the Company’s Annual General Meeting of Shareholders held on April 12, 2022, which increased the number of ordinary shares reserved for issuance under such equity incentive plan to 15% of the Company’s outstanding ordinary shares on a fully-diluted basis, or 2,147,412 ordinary shares represented by 2,147,412 ADSs as of June 30, 2024. Under the Amended Plan, the Company may grant options to its directors, officers, employees, consultants, advisers and service providers. As of June 30, 2024, 1,869,401 shares remained available for issuance.

The following table summarizes stock-based activities under the Amended Plan:

		Weighted	Weighted
		Average	Average
	ADS Underlying	Exercise	Contractual
	Options	Price	Terms
Outstanding at December 31, 2023	278,011	$25.34	9.68
Granted	—	—
Forfeited/Cancelled	—	—
Outstanding at June 30, 2024	278,011	$25.34	9.18

Exercisable options at June 30, 2024	14,228	$210.00	7.83

The intrinsic value of outstanding options at June 30, 2024 was $0.

Stock based compensation expense was approximately $313,000 ($68,000 included in research and development expense and $245,000 included in general and administrative expenses) in the three months ended June 30, 2024 and approximately $619,000 ($118,000 included in research and development expense and $501,000 included in general and administrative expenses) in the six months ended June 30, 2024

Stock based compensation expense was approximately 264,000 ($34,000 included in research and development expense and $230,000 included in general and administrative expenses) in the three months ended June 30, 2023 and approximately $526,000 ($69,000 included in research and development expense and $457,000 included in general and administrative expenses) in the six months ended June 30, 2023

At June 30, 2024, the total unrecognized compensation expense related to non-vested options was approximately $2.4 million and is expected to be recognized over the remaining weighted average service period of approximately 3.25 years.

NOTE 7 – PREPAID EXPENSES

Prepaid expenses are as follows:

	June 30,	December 31,
	2024	2023
Prepaid R&D costs	$649,241	$447,979
Prepaid insurance	159,746	401,972
Prepaid expense	33,605	8,500
Deferred offering costs (note 13)	108,104	32,583
Total	$950,696	$891,034
Less: Short-term portion	(650,696)	(591,034)
Long-term portion	$300,000	$300,000

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are as follows:

	June 30,	December 31,
	2024	2023
Research contract expenses (note 12)	$550,391	$358,287
Payroll (note 11)	611,843	804,156
Payroll taxes (note 11)	90,781	93,989
Professional fees	97,622	50,534
Other expenses	35,988	1,740
Total	$1,386,625	$1,308,706

NOTE 9 – IN-LICENSED TECHNOLOGY

Skinvisible:

In October 2019, Quoin Inc. entered into the Exclusive Licensing Agreement (as amended from time to time, the “License Agreement”) with Skinvisible Pharmaceuticals, Inc. (“Skinvisible”), under which Skinvisible granted the Company an exclusive royalty-bearing license relating to the production and manufacture of prescription drug products related to certain patents held by Skinvisible, including those related to QRX003 and QRX004. The Company made Skinvisible a one-time non-refundable, non-creditable license fee of $1 million (the “License Fee”). In addition, the Company agreed to pay Skinvisible a single digit royalty percentage of the Company’s net sales revenues for any licensed product covered by the patent rights licensed under the License Agreement. The Company also agreed to pay Skinvisible 25% of any revenues the Company receives as royalties in the event that the Company sublicenses any licensed products to a third party. The License Agreement also requires that the Company make a $5 million payment to Skinvisible upon receiving approval in the U.S. or European Union, whichever occurs first, for the first drug product developed using intellectual property licensed thereunder. There were no milestone or royalty obligations due at June 30, 2024 and December 31, 2023.

NOTE 10 - INTANGIBLE ASSETS

Intangible assets are as follows:

	June 30,	December 31,
	2024	2023
Technology license – Skinvisible	$1,000,000	$1,000,000
Total cost	1,000,000	1,000,000
Accumulated amortization	(466,666)	(416,666)
Net book value	$533,334	$583,334

The Company recorded amortization expense of approximately $25,000 and $26,000 in the three months ended June 30, 2024 and 2023, respectively. The Company recorded amortization expense of approximately $50,000 and $52,000 in the six months ended June 30, 2024 and 2023, respectively. The annual amortization expense expected to be recorded for existing intangible assets for the years 2024 through 2027, and thereafter, is approximately $50,000, $100,000, $100,000, $100,000 and $183,000, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

Employment Agreements and Due to Officers/Founders:

Due to the limited funding of Quoin Inc. prior to the consummation of the Merger, the compensation, including salary, office and car allowances and other benefits, due to Dr. Myers and Ms. Carter under their respective employment agreements, as well as reimbursement of expenses and other amounts paid by Dr. Myers and Ms. Carter to third parties on behalf of Quoin Inc., were not paid by Quoin Inc. to Dr. Myers and Ms. Carter, and were accrued as indebtedness to Dr. Myers and Ms. Carter. Following the closing of the Merger, Quoin Inc. began making payments of $25,000 per month to each of Dr. Myers and Ms. Carter to repay the above-described non-interest-bearing indebtedness. The Company repaid $75,000 and $75,000 of such indebtedness to Dr. Myers and $75,000 and $0 to Ms. Carter in the three months ended June 30, 2024 and 2023, respectively. The Company repaid $150,000 and $150,000 of such indebtedness to Dr. Myers and $150,000 and $25,000 to Ms. Carter in the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, approximately $1.8 million and $1.4 million of such indebtedness was outstanding to Dr. Myers and Ms. Carter, respectively.

Amounts due to officers at June 30, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
Salaries and other compensation	$3,223,733	$3,523,733
Total	$3,223,733	$3,523,733
Less: Short-term portion	(600,000)	(600,000)
Long-term portion	$2,623,733	$2,923,733

Interest Payable:

See Note 4 for interest payable on the 2020 Notes.

NOTE 12 – RESEARCH, CONSULTING AGREEMENTS AND COMMITMENTS

Research agreements

In November 2020, Quoin Inc. entered into a Master Service Agreement with Therapeutics Inc. for the management of the preclinical and clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement was three years with automatic one year extensions, and the agreement required the execution of individual work orders. Quoin Inc. may terminate any work order for any reason with 90 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Therapeutics Inc. A work order was entered into in June 2022 for the first QRX003 clinical study at an expected estimated cost of approximately $4.4 million. An additional work order was entered into in December 2022 for a second QRX003 clinical study at an expected estimated cost of approximately $830,000. For the three and six months ended June 30, 2024 and 2023, the Company incurred a research and development expense under these agreements of approximately $162,000 and $650,000 and 360,000 and $959,000 respectively.

In November 2021, the Company entered into a research agreement with Queensland University of Technology (QUT) for a pre-clinical research program for the development of a product to treat Netherton Syndrome of approximately $250,000. In May 2022, the Company entered into a second research agreement with QUT for the development of a product to treat Scleroderma of approximately $610,000. Each agreement remains in place until the completion of the research program, which in each case was initially anticipated to be 18 months from execution. For the three and  six months ended June 30, 2024 the Company did not incur any costs related to these agreements. For the three and six months ended June 30, 2023, the Company incurred research and development costs related to these agreements of approximately $138,000 and $276,000 respectively.

On June 10, 2024, the Company signed a research agreement with The School of Pharmacy at UCC. The scope of the agreement encompasses the development of novel topical formulations of rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are currently no approved therapies or cures. Under the terms of the agreement, based on the achievement of certain milestones, the Company will fund up to approximately €567,000 ($608,000) plus VAT over an anticipated 2-1/2 year period to support UCC research program to investigate the development of a number of topical rapamycin formulations for future development as potential treatments for several rare and orphan diseases. Following completion of the research program, the Company will have the option to advance the clinical development of rapamycin formulations developed by UCC. The Company incurred no costs related to this agreement in the three and six months ended June 30, 2024.

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

Public Offering

On March 7, 2024, (the “2024 Closing Date”) the Company completed an offering (the “2024 Offering”) of the following securities (i) 811,250 ordinary shares represented by ADSs, (ii) 4,062,500 Series D warrants (the “Series D Warrants”) to purchase 4,062,500 ordinary shares represented by ADSs, (iii) 4,062,500 Series E warrants (the “Series E Warrants” and together with the Series D Warrants, the “2024 Warrants”) to purchase 4,062,500 ordinary shares represented by ADSs, and (iv) 3,251,250 pre-funded warrants (the “2024 Pre-Funded Warrants”) to purchase 3,251,250 ordinary shares represented by ADSs for aggregate gross proceeds of approximately $6.5 million, resulting in net proceeds of approximately $5.5 million, after deducting the placement agent’s fees and offering expenses paid by the Company. Each ADS (or 2024 Pre-Funded Warrant to purchase one ADS in lieu thereof) was sold together with a Series D Warrant to purchase one ADS and a Series E Warrant to purchase one ADS. The ADSs and accompanying 2024 Warrants were sold at a combined public offering price of $1.60 and the 2024 Pre-Funded Warrants and accompanying 2024 Warrants were sold at a combined public offering price of $1.5999, which is equal to the combined purchase price per ADS and accompanying 2024 Warrants, minus the exercise price of each 2024 Pre-Funded Warrant of $0.0001. The Series D and Series E warrants have an exercise price of $1.60 per share, were exercisable immediately following the 2024 Closing Date and expire in two years and five years, respectively, from the closing of the 2024 Offering. As of June 30, 2024, 2,181,500 2024 Pre-Funded Warrants have been exercised and are included in issued and outstanding ADSs.

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

Warrants

The following table summarizes warrant activities during the six months ended June 30, 2024:

		Weighted
	ADSs	Average
	Underlying	Exercise Price
	Warrants	Per ADS
Outstanding and exercisable at December 31, 2023	864,081	$16.13	*
Granted Common Warrants	8,125,000	1.60
Granted Pre-Funded Warrants	3,251,250	—
Exercised Pre-Funded Warrants	(2,181,500)	—
Terminated	(735)	1,650.00
Outstanding and exercisable at June 30, 2024	10,058,096	$1.87

As of June 30, 2024, outstanding common warrants expire in 2026, 2027 and 2029, and the outstanding pre-funded warrants have an approximate intrinsic value of $620,000.

* Note that the exercise price of certain existing outstanding warrants to purchase up to 638,834 ADSs was reduced from $12.00 and $13.20 to $1.60 on March 7, 2024, see above.

NOTE 14 – CONTINGENCIES

From time to time, the Company may become involved in various legal matters arising in the ordinary course of business. Management is unaware of any matters requiring accrual for related losses in the unaudited condensed consolidated financial statements.

NOTE 15 – LICENSE AGREEMENTS

As of June 30, 2024, the Company had nine commercial license and supply agreements outstanding, whereby the Company will receive a royalty or other proceeds from the specified product revenues from the licensor, if and when the underlying products are approved and commercialized or sold via compassionate use or early access programs. No royalty revenues have been received through June 30, 2024 from any of these agreements.

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

Overview

We are a clinical stage specialty pharmaceutical company dedicated to the development and commercialization of therapeutic products that treat rare and orphan diseases for which there are currently no approved treatments or cures. Our initial focus is on the development of products, using our proprietary owned and in-licensed drug delivery technologies, that could help address rare skin diseases. Our first lead product is QRX003, a once daily, topical lotion comprised of a broad-spectrum serine protease inhibitor, formulated with the proprietary in-licensed Invisicare® technology, is under development as a potential treatment for Netherton Syndrome (“NS”), a rare hereditary genetic disease. QRX003 is currently being tested in two clinical studies in the United States (“U.S.”) under an open Investigational New Drug (“IND”) application with the Food and Drug Administration (“FDA”). We are also developing QRX004 as a potential treatment for Recessive Dystrophic Epidermolysis Bullosa (“RDEB”). In addition, we entered into Research Agreements with the Queensland University of Technology (“QUT”), under which we have obtained an option for global licenses to QRX007 for the potential treatment of NS and QRX008 for the potential treatment of scleroderma, and with University College Cork (“UCC”) for the development of novel topical formulations of Rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are currently no approved therapies or cures.

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

ADS Ratio Change and Ordinary Share Reverse Split

Effective July 18, 2023, the ratio of ADSs evidencing ordinary shares changed from 1 ADS representing five thousand (5,000) ordinary shares to 1 ADS representing sixty thousand (60,000) ordinary shares, which resulted in a 1 for 12 reverse split of the issued and outstanding ADSs. Effective November 8, 2023, the Company completed a 1 for 60,000 reverse split of the ordinary shares which resulted in the ratio of ADSs evidencing ordinary shares to be changed from 1 ADS representing sixty thousand (60,000) ordinary shares to 1 ADS representing one (1) ordinary share. Except as specifically provided, ordinary share, ADS and related option and warrant information presented herein, including our unaudited condensed consolidated financial statements and accompanying footnotes, has been retroactively adjusted to reflect the number of ordinary shares and ADSs resulting from the aforementioned ordinary share reverse split and ADS ratio changes.

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

On June 27, 2024 we announced that we will expand our ongoing Netherton Syndrome clinical studies to include international sites. The first international site will be opened at a research hospital in Saudi Arabia. This hospital is currently treating a number of Netherton patients who will now become eligible for recruitment into our studies. An experienced Clinical Research Organization has been engaged to manage the study locally. The Saudi site will operate under the auspices of our open Investigational New Drug (IND) application with the US Food and Drug Administration. Plans to open additional international clinical sites are at an advanced stage.

Research Agreement with University College Cork

On June 10, 2024 we signed a research agreement with The School of Pharmacy at UCC. The scope of the agreement encompasses the development of novel topical formulations of rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are currently no approved therapies or cures. UCC will apply its proprietary dissolvable microneedle delivery technology along with other formulation approaches to optimize the local delivery of rapamycin and potentially enhance its therapeutic effectiveness as a potential treatment for several pre-identified clinical targets.

Under the terms of the agreement, we will fund a research program at UCC over an anticipated 2-1/2 year period to investigate the development of a number of topical rapamycin formulations for future development as potential treatments for several rare and orphan diseases, where it is believed that the drug’s mechanism of action may provide for clinical efficacy in these settings. Following completion of the research program, we will have the option to advance the clinical development of rapamycin formulations developed by UCC. The terms of the agreement do not require us to pay any upfront license or milestone fees or any royalties based on future product sales.

Public Offering

On March 7, 2024, (the “2024 Closing Date”) we completed an offering (the “2024 Offering”) of the following securities (i) 811,250 ordinary shares represented by ADSs, (ii) 4,062,500 Series D warrants (the “Series D Warrants”) to purchase 4,062,500 ordinary shares represented by ADSs, (iii) 4,062,500 Series E warrants (the “Series E Warrants” and together with the Series D Warrants, the “2024 Warrants”) to purchase 4,062,500 ordinary shares represented by ADSs, and (iv) 3,251,250 pre-funded warrants (the “2024 Pre-Funded Warrants”) to purchase 3,251,250 ordinary shares represented by ADSs for aggregate gross proceeds of approximately $6.5 million, resulting in net proceeds of approximately $5.5 million, after deducting the placement agent’s fees and offering expenses paid by us. Each ADS (or 2024 Pre-Funded Warrant to purchase one ADS in lieu thereof) was sold together with a Series D Warrant to purchase one ADS and a Series E Warrant to purchase one ADS. The ADSs and accompanying 2024 Warrants were sold at a combined public offering price of $1.60 and the 2024 Pre-Funded Warrants and accompanying 2024 Warrants were sold at a combined public offering price of $1.5999, which is equal to the combined purchase price per ADS and accompanying 2024 Warrants, minus the exercise price of each 2024 Pre-Funded Warrant of $0.0001. The Series D Warrants and the Series E Warrants have an exercise price of $1.60 per share, were exercisable immediately following the closing of the 2024 Offering and expire in two years and five years, respectively, from the closing of the 2024 Offering. As of June 30, 2024 2,181,500 2024 Pre-Funded Warrants have been exercised and are included in issued and outstanding ADSs.

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

Pursuant to Nasdaq Rule 5810(c)(3)(A), we have a period of one hundred eighty (180) calendar days, or until October 28, 2024 (the “Compliance Period”), to regain compliance with Nasdaq’s minimum bid price requirement. Compliance may be achieved without further action if the closing bid price of our ADSs is at or above $1.00 for a minimum of ten consecutive business days at any time during the Compliance Period, in which case Nasdaq will notify us if it determines we are in compliance and the matter will be closed; however Nasdaq may require the closing bid price to equal or to exceed the $1.00 minimum bid price requirement for more than 10 consecutive business days before determining that a company complies. In the event we do not regain compliance by October 28, 2024, we may be eligible for an additional 180 calendar day grace period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held ADSs and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period. We intend to actively monitor the bid price of our ADS and will consider available options to regain compliance with the Nasdaq listing requirements.

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

Results of Operations – Three months ended June 30, 2024 compared to the three months ended June 30, 2023

The following table sets forth our results of operations for the three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	Three months ended June 30,
	2024	2023	Change
Operating Expenses
General and administrative	$1,617,769	$1,634,960	$(17,191)
Research and development	519,349	625,104	(105,755)
Total operating expenses	2,137,118	2,260,064	(122,946)
Other (income) and expenses
Unrealized loss	2,177	34,472	(32,295)
Realized and accrued interest income	(165,262)	(187,589)	22,327
Total other income	(163,085)	(153,117)	(9,968)
Net loss	$(1,974,033)	$(2,106,947)	$132,914

General and Administrative Expenses

General and administrative expenses were approximately $1,618,000 and $1,635,000, in the three months ended June 30, 2024 and 2023, respectively, representing a decrease of $17,000, or approximately 1.0%. The decrease is primarily due to the change in allocation of compensation expense between general and administrative expense to research and development expense of $120,000, as management devoted more time and effort to research and development activity during the period, and a decrease in insurance costs of $32,000, offset by increases in public company costs of $46,000, legal and professional fees of $21,000, travel related expenses of $34,000, and an increase in non-cash stock-based compensation expense of $15,000.

Research and Development Expenses

Research and development expenses were approximately $519,000 and $625,000, in the three months ended June 30, 2024 and 2023, respectively, representing a decrease of $106,000, or approximately 17.0%. The decrease was primarily due to $138,000 in decreased expenditures on our development programs, including work related to the clinical studies for the development of QRX003 and our research collaborations with Queensland University of Technology. Offsetting this decrease was an increase of $34,000 of non-cash stock-based compensation. “Components of Our Results of Operations - Research and Development Expenses” above.

We amortize licensed or acquired intellectual property over its expected useful life, included in research and development expenses set out above. Amortization of intangible assets was approximately $25,000 and $26,000 in each of the three month periods ended June 30, 2024 and 2023.

Other Expenses:

We had approximately $2,000 in unrealized loss and $165,000 in interest income in the three months ended June 30, 2024 from our cash and cash equivalents and investments in marketable debt securities. We earned $188,000 in interest income and incurred approximately $34,000 in unrealized loss in the three months ended June 30, 2023 from our cash and cash equivalents and investments in marketable debt securities.

Results of Operations – Six months ended June 30, 2024 compared to the six months ended June 30, 2023

The following table sets forth our results of operations for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six months ended June 30,
	2024	2023	Change
Operating Expenses
General and administrative	$3,233,221	$3,318,777	$(85,556)
Research and development	1,362,181	1,716,837	(354,656)
Total operating expenses	4,595,402	5,035,614	(440,212)
Other (income) and expenses
Unrealized loss	8,686	14,045	(5,359)
Realized and accrued interest income	(302,775)	(339,643)	36,868
Total other income	(294,089)	(325,598)	31,509
Net loss	$(4,301,313)	$(4,710,016)	$408,703

General and Administrative Expenses

General and administrative expenses were approximately $3,233,000 and $3,319,000, in the six months ended June 30, 2024 and 2023, respectively, representing a decrease of $86,000, or approximately 2.6%. The decrease was primarily due to a decrease of $92,000 in legal and professional fees, a reduction of insurance costs of $65,000 and a reduction of travel related expenses of $15,000, offset by increases in payroll and benefits of $43,000, and an increase in non-cash stock-based compensation expense of $44,000.

Research and Development Expenses

Research and development expenses were approximately $1,362,000 and $1,717,000, in the six months ended June 30, 2024 and 2023, respectively, representing a decrease of $355,000, or approximately 20.7%. The decrease was primarily due to $401,000 in decreased expenditures on our development programs, including work related to the clinical studies for the development of QRX003 and our research collaborations with Queensland University of Technology. Offsetting this decrease was an increase of $49,000 of non-cash stock-based compensation expense allocated to research and development expenses. See “Components of Our Results of Operations - Research and Development Expenses” above.

We amortize licensed or acquired intellectual property over its expected useful life, included in research and development expenses set out above. Amortization of intangible assets was approximately $50,000 and $52,000 in each of the six month periods ended June 30, 2024 and 2023.

Other Expenses:

We had approximately $9,000 in unrealized loss and $303,000 in realized gain and interest income in the six months ended June 30, 2024 from our cash and cash equivalents and investments in marketable debt securities. We earned $339,000 in interest income and incurred approximately $14,000 in unrealized loss in the six months ended June 30, 2023 from our cash and cash equivalents and investments in marketable debt securities.

Liquidity and Capital Resources

We have incurred net losses every year since inception and had an accumulated deficit of approximately $50.5 million at June 30, 2024. We have a limited operating history and have historically funded our operations through debt and equity financings. We incurred net losses of approximately $4.3 million and negative cash flows from operations of $3.4 million for the six months ended June 30, 2024. At June 30, 2024, we had cash and cash equivalent balances totaling $2.8 million and investments of $9.7 million. We have determined that we have sufficient resources to effect our business plan for at least one year from the issuance of the unaudited consolidated financial statements included in this report; however, we are subject to risks common to development stage biopharmaceutical companies including, but not limited to, unanticipated clinical trial costs and the ability to estimate such occurrences, if any, on our cash, liquidity, additional financing requirements, and availability. Accordingly, we may need to raise additional funds sooner than planned. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Additional financing will be required to complete the research and development of our therapeutic targets and our other operating requirements, which may not be available at acceptable terms, if at all. If we are unable to obtain additional funding when it becomes necessary, the development of our product candidates will be impacted and we would likely be forced to delay, reduce, or terminate some or all of our development programs, all of which could have a material adverse effect on our business, results of operations and financial condition.

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

Summary Statement of Cash Flows

As of June 30, 2024, we had approximately $12,600,000 in cash and cash equivalents and investments in marketable securities. The table below presents our cash flows for the six month periods ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023
Net cash used in operating activities	$(3,441,495)	$(3,319,260)
Net cash used in investing activities	(1,310,774)	(456,505)
Net cash provided by financing activities	5,196,197	5,674,266
Net change in cash and cash equivalents	$443,928	$1,898,501

Operating Activities

Net cash used in operating activities was approximately $3,442,000 and $3,319,000 in the six months ended June 30, 2024 and 2023, respectively. The increase in 2024 was mostly due to a smaller increase in accounts payable and accrued expenses and an increase of prepaid expenses, offset by a decrease in net loss adjusted for non-cash income and expenses.

Investing Activities

Net cash used in investing activities was approximately $1,311,000 and $457,000 in the six months ended June 30, 2024 and 2023, respectively. The cash used in investing activities for the six months ended June 30, 2024 consisted of net purchases of short maturity US Treasury Bills and Notes from the proceeds of the 2024 Offering, the cash used in investing activities in the six months ended June 30, 2023 consisted of net purchases of short maturity US Treasury Bills and Notes from the proceeds of our public offering in February 2023 (the “2023 Offering”).

Financing Activities

Net cash provided by financing activities was approximately $5,196,000 for the six months ended June 30, 2024. The net cash provided increased due to the receipt of approximately $5.5 million in net proceeds from the 2024 Offering partially offset by repayments of amounts due to officers of $300,000. Net cash provided by financing activities was approximately $5,674,000 for the six months ended June 30, 2023. The net cash provided decreased due to the receipt of $5,849,000 in net proceeds from the 2023 Offering partially offset by repayments of amounts due to officers of $175,000.

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

In November 2020, Quoin Inc. entered into a Master Service Agreement with Therapeutics Inc. for the management of the preclinical and clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement was three years with automatic one year extensions, and the agreement required the execution of individual work orders. Quoin Inc. may terminate any work order for any reason with 90 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Therapeutics Inc. A work order was entered into in June 2022 for the first QRX003 clinical study at an expected estimated cost of approximately $4.4 million through 2024. An additional work order was entered into in December 2022 for a second QRX003 clinical study at an expected estimated cost of approximately $830,000. For the three and six months ended June 30, 2024 and 2023, we incurred research and development expenses under these agreements of approximately $162,000 and $650,000, and $360,000 and $959,000, respectively.

In November 2021, we entered into a research agreement with Queensland University of Technology (“QUT”) for a pre-clinical research program for the development of a product to treat Netherton Syndrome of approximately $250,000. In May 2022, we entered into a second research agreement with QUT for the development of a product to treat Scleroderma of approximately $610,000. Each agreement remains in place until the completion of the research program. For the three and six months ended June 30, 2024 we did not incur any costs related to these agreements. For the three and six months ended June 30, 2023, we incurred research and development costs related to these agreements of approximately $138,000 and $276,000 respectively.

On June 10, 2024, we entered into a research agreement with The School of Pharmacy at UCC. The scope of the agreement encompasses the development of novel topical formulations of Rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are currently no approved therapies or cures. Under the terms of the agreement, based on the achievement of certain milestones, we will fund up to approximately €567,000 ($608,000) plus VAT over an anticipated 2-1/2 year period to support UCC research program to investigate the development of a number of topical rapamycin formulations for future development as potential treatments for several rare and orphan diseases. Following completion of the research program, we will have the option to advance the clinical development of rapamycin formulations developed by UCC.  For the three and six months ended June 30, 2024 we did not incur any costs related to this agreement.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the second quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

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

Quoin Pharmaceuticals Ltd.

August 8, 2024	By:	/s/ Gordon Dunn
Name: Gordon Dunn
Title: Chief Financial Officer