Form 10-K
period 2024-12-31
Quoin Pharmaceuticals, Ltd.
filed 2025-03-13
CIK 1671502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting equity held by non-affiliates, computed by reference to the closing price at which the American Depositary Shares (“ADS”) were last sold on The Nasdaq Stock Market LLC as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.3 million. The registrant has no non-voting common equity.

As of March 10, 2025, the registrant had 20,585,830 ordinary shares, no par value per share, outstanding, and 20,585,830 ADSs outstanding (assuming all ordinary shares are represented by ADSs), with each ADS representing one (1) ordinary share.

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

Important factors that could cause actual results, developments and business decisions to differ materially from those anticipated in these forward-looking statements include, among other things:

●	our limited operating history and the difficulties encountered by a small developing company;
●	our history of losses and need for additional capital to fund our operations and our inability to obtain additional capital on acceptable terms, or at all;
●	our lack of revenue and potential inability to be profitable;
●	uncertainties of cash flows and inability to meet working capital needs;
●	our ability to obtain regulatory approvals;
●	our ability to generate favorable pre-clinical and clinical trial results;
●	our ability to identify and develop potential product candidates;
●	additional costs or delays associated with unsuccessful clinical trials;
●	the inability to predict the timing of revenue from sales of a future product;
●	the extensive regulatory requirements and future developmental and regulatory challenges we will still face even if we obtain approval for a product candidate;
●	our ability to obtain or maintain orphan drug designation or data exclusivity for our product candidates;
●	our ability to obtain Orphan Disease and Rare Pediatric Disease designations for our product candidates;

●	the potential oversight of programs or product candidates that may be more profitable or more successful;
●	our manufacturing processes may not be validated and our methodology may not be accepted by the scientific community;
●	the ability to conduct clinical trials, because of difficulties enrolling patients or other reasons;
●	the requirements of being a publicly traded company may strain our resources;
●	potential adverse effects resulting from failure to maintain effective internal controls;
●	our ability to comply with the applicable continued listing requirements of Nasdaq;
●	the potential negative impact on our securities price and trading volume if securities or industry analysts do not publish reports about us or if they adversely change their recommendations about our business;
●	the potential volatility of the market price for our ADSs;
●	the potential dilution of our shareholders’ potential ownership due to future issuances of share capital;
●	the requirement for holders of ADSs to act through the depositary to exercise their rights;
●	the potential limitations on ADS holders with respect to the transfer of their ADSs;
●	the risks of securities class action litigation; and
●	other risks and uncertainties, including those listed under Part I, Item 1A of this Annual Report titled “Risk Factors.”

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

SUMMARY OF RISK FACTORS

An investment in our Company is subject to a number of risks. Set forth below is a high-level summary of some, but not all, of these risks. You should review and consider carefully the risks and uncertainties described in more detail in “Part I, Item 1A. Risk Factors” of this Annual Report, which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our securities.

Risks Related to Our Financial Position and Capital Requirements

●	We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.
●	We have incurred significant losses since our inception and have limited cash available for our operations.
●	We have never generated any revenue from product sales or any other sources since inception, and may never be profitable.
●	We expect that we will need to raise additional capital, which may not be available on acceptable terms, or at all.

Risks Related to the Discovery and Development of Product Candidates

●	Preclinical and clinical studies of our product candidates may not be successful. If we are unable to generate successful results from preclinical and clinical studies of our product candidates, or experience significant delays in doing so, our business may be materially harmed.
●	We may not be successful in our efforts to identify or develop potential product candidates.
●	If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
●	Any of our product candidates may cause undesirable side effects or have other properties impacting safety that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.
●	Even if we complete the necessary preclinical studies and clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize a product candidate and we cannot, therefore, predict the timing of any revenue from a future product.
●	Even if we obtain regulatory approval for a product candidate, we will still face extensive regulatory requirements and our products may face future development and regulatory challenges.
●	We may not be able to obtain or maintain orphan drug designation or exclusivity for our product candidates.
●	We may pursue Rare Pediatric Disease designation for QRX003 for the treatment of NS or other of our product candidates. There is no assurance that we will obtain such designation. Moreover, a Rare Pediatric Disease designation by the FDA does not guarantee that the NDA for the product will qualify for a priority review voucher upon approval, and it does not lead to a faster development or regulatory review process, or increase the likelihood that any of our product candidates will receive marketing approval.
●	We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.
●	We expect competition in the marketplace for our product candidates, should any of them receive regulatory approval.

Risks Related to Our Reliance on Third Parties

●	We rely on third parties to conduct some aspects of our compound formulation, research and preclinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such formulation, research or testing.
●	We rely, or will rely, on third-party manufacturers to produce the supply of our preclinical product, clinical product candidates and commercial supplies of any approved product candidates.

Risks Related to Our Intellectual Property

●	If we are unable to obtain or protect intellectual property rights related to our future products and product candidates, we may not be able to compete effectively in our markets.
●	Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	If we fail to obtain licenses or comply with our obligations in these agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

Other Risks Related to Our Business Operations and Industry

●	Our future success depends on our ability to attract and retain key executives and to attract, retain and motivate qualified personnel.
●	We may need to expand our organization and may experience difficulties in managing our growth, which could disrupt our operations.
●	Our operations may be impacted from changes to current regulations and future legislation.

Risks Related to Us Being an Israeli Company

●	Shareholders may have difficulties enforcing a U.S. judgment, including judgments based upon the civil liability provisions of the U.S. federal securities laws, against us or our executive officers and directors, or asserting U.S. securities laws claims in Israel.
●	The rights and responsibilities of our shareholders are governed by Israeli law, which may differ in some respects from the rights and responsibilities of shareholders of U.S. corporations.
●	Provisions of Israeli law may delay, prevent or otherwise impede a merger with, or an acquisition of, our company, which could prevent a change of control, even when the terms of such a transaction are favorable to us and our shareholders.

Risks Related to Ownership of Our ADSs and Ordinary Shares

●	We do not know whether a market for our securities will be sustained and as a result it may be difficult for shareholders to sell our securities.
●	The requirements of being a publicly traded company may strain our resources and divert management’s attention.
●	Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, results of operation or financial condition. In addition, current and potential shareholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of the ADSs.
●	Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our ADSs.
●	The market price for our ADSs may be volatile.
●	Substantial future sales or perceived potential sales of our ADSs in the public market could cause the price of our ADSs decline.
●	Our shareholders may experience substantial dilution as a result of future issuances of our equity securities.
●	We have not paid, and do not intend to pay, dividends on our ordinary shares and, therefore, unless our traded securities appreciate in value, our investors may not benefit from holding our securities.
●	Holders of ADSs must act through the depositary to exercise their rights.
●	Holders of ADSs may be subject to limitations on the transfer of their ADSs.

PART I

Item 1.Business

Company Overview

We are a late-stage clinical specialty pharmaceutical company focused on the development and commercialization of therapeutic products that treat rare and orphan diseases for which there are currently very limited or no approved treatments or cures. Our initial focus is on the development of products, using our proprietary owned and in-licensed drug delivery technologies, that could help address rare genetic diseases. Our lead product, QRX003, is under clinical development as a potential treatment for Netherton Syndrome (“NS”), a rare hereditary genetic disease. QRX003 is currently being tested in three regulatory clinical studies under an open Investigational New Drug (“IND”) application with the Food and Drug Administration (“FDA”). We have opened five clinical sites in the United States (“US”) and intend to open a sixth clinical site at Northwestern University. We are expanding our trials internationally into the Middle East, the United Kingdom and additional countries in Europe, including Spain and Germany. QRX003 is currently being tested in a pediatric NS patient at the Children’s Hospital in Dublin, Ireland and we intend to expand this study to include additional children with NS in Spain, the United Kingdom and potentially other countries. QRX003 is also being developed as a potential treatment for Peeling Skin Syndrome with the first subject being treated in New Zealand. In addition, we entered into two separate Research Agreements with the Queensland University of Technology (“QUT”), under which we have obtained an option for global licenses to QRX007 for the potential treatment of NS and QRX008 for the potential treatment of scleroderma, as well as a Research Agreement with the University College Cork (“UCC”) for the development of novel topical formulations of rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases. We are also initiating the development of novel topical formulations of rapamycin using our in-licensed technology as potential treatments for microcystic lymphatic malformations, venous malformations and angifibromas. Other development products in our pipeline include QRX004 as a potential treatment for Recessive Dystrophic Epidermolysis Bullosa (“RDEB”). To date, no products have been commercialized and no revenue has been generated.

Our Product Candidates

QRX003

QRX003 is a topical lotion being developed for the treatment of NS. The active ingredient in QRX003 is a broad-spectrum serine protease inhibitor whose mechanism of action is to target the kallikreins responsible for the process of skin shedding. Due to the genetic mutation of the SPINK5 gene, which results in the absence of the kallikrein regulating LEKTI protein, these kallikreins go unregulated and become hyperactive resulting in the uncontrolled desquamation that leads to the highly defective skin barrier in NS patients. When applied to the skin, QRX003 is designed to perform the function of the missing LEKTI protein and down regulate, but not completely stop, the activity of kallikreins, leading to a more normalized skin shedding process and the formation of a stronger and more effective skin barrier.

While several other companies are pursuing the development of products to treat NS, we believe, to date we are the only company that is actively dosing subjects in multiple NS clinical studies under an open IND with the FDA. QRX003 was developed using Invisicare® polymer delivery technology licensed from Skinvisible Pharmaceuticals, Inc. (“Skinvisible”). See “—Intellectual Property—License Agreement with Skinvisible.” The Invisicare® polymer delivery technology is an optimized topical delivery system that moisturizes the skin whilst simultaneously providing a protective barrier against allergens, toxins and other environmental agents.

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

QRX007 and QRX008

In November 2021, we entered into the Research Agreement with QUT, pursuant to which we have an option for up to six months after the project completion to in-license the QRX007 product. QRX007 is a bi-functional protein designed to be highly selective and potent inhibitor of the KLK5 and KLK7 kallikreins as a potential treatment for NS. QRX007 is in pre-clinical testing for NS. In May

2022, we entered into another Research Agreement with QUT, pursuant to which we have an option for up to six months after the project completion to in-license a small molecule VLA - 4 inhibitor, the QRX008 product. QRX008 is a potential treatment for scleroderma, a rare autoimmune disease for which there is currently no approved treatment, and it is under early-stage development by QUT. Quoin is planning to schedule a meeting with QUT to discuss the future direction of both research programs.

Research Agreement with University College Cork

On June 10, 2024 we signed a research agreement with The School of Pharmacy at University College Cork (UCC). The scope of the agreement encompasses the development of novel topical formulations of rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are currently very limited or no approved therapies or cures. UCC will apply its proprietary dissolvable microneedle delivery technology along with other formulation approaches to optimize the local delivery of rapamycin and potentially enhance its therapeutic effectiveness as a potential treatment for several pre-identified clinical targets.

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

Our Current Product Pipeline

Product Candidate
Indication
Pre-Clinical
Phase 1
Phase 2
Phase 3
Approval
QRX003
Netherton Syndrome*
Peeling Skin Syndrome**
SAM Syndrome
Palmoplantar Keratoderma***
QRX008
Scleroderma
QRX007
Netherton Syndrome
QRX004
Epidermolysis Bullosa

*4 Clinical studies underway
**Clinical trial initiated
***Clinical testing to commence 1H2025

Netherton Syndrome

NS is a rare autosomal recessive genetic disease affecting approximately 6,000 – 8,000 patients combined in the U.S. and Europe which is caused by a mutation in the SPINK5 gene and has an incidence of approximately 1/200,000 births. The SPINK5 gene encodes a protein, called lympho-epithelial kazal type related inhibitor (“LEKTI”) that serves as a brake system on the activity of certain proteases (enzymes that digest proteins) in the skin called Kallikreins. The absence of the LEKTI protein, as a result of the genetic defect that causes NS, leads to unregulated protease activity in the skin by the Kallikreins, resulting in too few layers of the outer skin (stratum corneum), thereby leading to a highly defective and compromised skin barrier. As a result, patients with NS suffer from a variety of medical issues including regular, severe infections, skin cancer, chronic pruritis, asthma, and  allergies among others.

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

Regulatory Status of QRX003 for the Treatment of NS

Our lead asset, QRX003, is currently in late-stage clinical development in the U.S. under an open IND application with the FDA. We submitted an IND in March 2022 to the FDA to initiate a clinical study of QRX003 in adult NS patients. We received a ‘Study May Proceed’ notification from the FDA on June 13, 2022, which cleared us to initiate clinical testing of QRX003 in NS patients. This study is fully up and running and five clinical sites in the U.S. have been opened and are actively recruiting and dosing patients. This study originally was designed as a randomized, double blinded assessment of two different doses of QRX003 (4% and 2%) versus a placebo vehicle in 18 adult NS patients. Initially, the test materials were applied once daily, over a twelve-week period, to pre-selected areas of the patient’s body, primarily the arms and lower legs. Based on discussions with the FDA, a number of different clinical endpoints are being assessed in the study, including but not limited to, an Investigators Global Assessment (IGA), Patient’s Global Assessment (PaGA), Modified Ichthyosis Area Severity Index (M-IASI) and Pruritus.

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

In November 2022, we submitted a protocol for our second clinical study in NS patients to the FDA under our open IND (the “Open Label Study”). This study was cleared by the FDA to initiate clinical testing in December 2022. This study originally was designed to be conducted in ten adult NS patients who are currently receiving, and will continue to do so throughout the study, off-label systemic therapy, primarily systemic biologic therapy. This is an open-label study with no placebo control in which all enrolled subjects receive QRX003. Both of these NS clinical studies are running concurrently and utilize the same clinical trial sites and investigators in the US.

On October 24, 2023, we released positive initial clinical results obtained from the first six evaluable subjects in the Open Label Study. Five of the six subjects reported absence of or negligible pruritiu, with one subject reporting no change; three subjects demonstrated improvement with respect to skin appearance on completion of the study and three showing such improvements during the study though not necessarily on completion of the study. In addition, all six subjects reported a favorable impression of QRX003 across a number of key metrics, including: ease of use, time to start working, overall satisfaction, lack of side effects.

As a result of this positive initial data and the absence of any adverse events from both studies, on November 8, 2023 we submitted a number of protocol amendments to the FDA, under our open IND, with a view to optimizing both studies and potentially leading to even better clinical outcomes and a more rapid regulatory approval. These protocol amendments included eliminating the lower 2% dose from the double-blinded study, modifying the dosing frequency from once-daily to twice-daily and increasing the number of subjects from 18 to 30. For the Open Label Study, the number of subjects was increased from 10 to 20 and dosing was modified from once-daily to twice-daily. On December 13, 2023, we announced that we were cleared by the FDA to implement these protocol amendments. In February 2024 we submitted a further protocol amendment to the FDA requesting permission to lower the age of eligibility for participation in both studies to 14 years and older from 18 years and older. On March 4, 2024 we announced that we were cleared to implement this protocol amendment. All protocol amendments have now been implemented and going forward participants in both regulatory studies will be dosed twice-daily with those enrolled in the blinded study receiving either a 4% dose of QRX003 or a placebo, while subjects in the Open Label Study will receive a 4% dose of QRX003 only.

On June 27, 2024 we announced that we will expand our ongoing Netherton Syndrome clinical studies to include international sites. The first international site will be opened at a research hospital in Saudi Arabia. This hospital is currently treating a number of NS patients who will now become eligible for recruitment into our studies. An experienced Clinical Research Organization has been engaged to manage the study locally.

On August 6, 2024, we announced the planned initiation of an investigator-led clinical study in New Zealand for QRX003 in pediatric patients with Peeling Skin Syndrome. This rare genetic condition currently has no approved treatments or cures. The first clinical site has been opened and dosing of the patient has commenced Quoin is actively evaluating additional clinical sites in other countries.

On October 22, 2024 we announced the further expansion of our ongoing Netherton Syndrome clinical studies to include two additional international sites in the United Kingdom (UK). Both of these sites, Great Ormond Street Hospital and St. Thomas’ Hospital, which are located in London, are highly qualified centers of excellence for treating Netherton Syndrome patients in the UK. Both sites have available cohorts of patients potentially eligible to participate in Quoin’s studies. A globally recognized expert in the treatment of NS patients has been appointed as Principal Investigator for the UK studies and a Clinical Research Organization has been engaged.

The UK and Saudi Arabia sites will operate under the auspices of Quoin’s open IND application with the FDA. Quoin is also in advanced stage of preparation for the opening of additional sites in several other Western European countries, including Spain and Germany, and is concluding a feasibility study in multiple Eastern European countries with both territories having available cohorts of patients with Netherton Syndrome.

On November 5, 2024, we announced that QRX003 is being tested in a pediatric NS patient at the Children’s Hospital in Dublin, Ireland and that we intend to expand this study to include up to three additional pediatric patients with NS in Spain and up to six additional pediatric patients in the UK.

On December 19, 2024, we announced FDA clearance to initiate a new additional Netherton Syndrome (NS) clinical study for QRX003. The study will be conducted by Dr. Amy Paller, of Northwestern University. It is planned that up to eight subjects will be enrolled into the study and will have QRX003 applied twice daily to greater than 80% of their entire body surface area (BSA) over a 12-week period. By comparison, in Quoin’s ongoing open-label and double-blinded clinical studies, QRX003 is applied to approximately 20% of the subject’s BSA, typically the arms and lower leg. This new study, designed to mimic how NS patients will use QRX003 if approved, represents the most extensive use of QRX003 in a clinical setting to date. It is anticipated that the data generated from this study will be used to supplement the data package to support the potential regulatory approval of QRX003 as a treatment for NS.

In December 2024 and January 2025, we provided data from the first subject dosed twice daily in our ongoing open label study. On December 18, 2024, we announced positive data after 6-weeks of dosing with QRX003, marking the midpoint of testing. On January 6, 2025 we shared clinical data for that subject upon completion of testing which showed clear improvements from baseline through 12 weeks of twice-daily dosing with QRX003 across all measured clinical endpoints. In addition, the patient satisfaction scores across multiple assessed metrics which were highly positive after 6 weeks of testing demonstrated even further improvement after 12 weeks. No adverse events were reported for the subject during this testing period. On January 23, 2025, we issued data on that same subject four weeks post-discontinuation of treatment with QRX003 which should showed that all of the positive clinical benefits observed after 12 weeks of testing with QRX003 were completely reversed by 4 weeks after discontinuation of treatment resulting in the subject’s disease state reverting to the baseline status observed prior to QRX003 treatment.

The following table sets forth the first patient data from the open label study dosed twice daily with QRX003.

End Point	Baseline	6 weeks (Treatment period midpoint)	12 weeks (End of treatment period)	4 weeks post discontinuation of treatment
M-IASI*	18	4	3	18
WINRS**	7	4	2	8
IGA***	Moderate	Mild	Almost Clear	Moderate

*M-IASI: Modified Ichthyosis Area of Severity Index, a score used to assess the severity and extent of skin symptoms associated with ichthyosis. Lower scores indicate improvement.

**WINRS: Worst Itch Numeric Rating Scale, which measures the severity of itch on an 11-point scale (0 = no itch, 10 = worst imaginable itch).

***IGA: Investigator’s Global Assessment, which uses descriptive categories (e.g., clear, mild, moderate, severe) to evaluate the overall severity of Netherton Syndrome symptoms.

In December 2024 and January 2025 we also provided data on our ongoing pediatric Netherton Syndrome study. On December 18, 2024, we announced positive data from the initial 12 days of dosing in our ongoing 12-week Investigator Pediatric Study, namely that a significant improvement was observed in the skin area treated with QRX003 versus the non-treated area. Specifically, at baseline prior to dosing with QRX003, the IGA assessment of the subject’s skin was classified as “severe.” After 12 days of treatment with QRX003, this was improved to “mild-moderate,” representing a very rapid improvement in skin appearance. On January 14, 2025, we announced that after six weeks of dosing, the IGA assessment of the subject’s skin was classified as “mild.” As a result of these positive results, we further announced on January 14, 2024, that the subject was being transitioned to having QRX003 applied to their whole body surface area (BSA) as opposed to the approximately 20% of their BSA that was tested for the initial six weeks. In addition, there were no adverse events reported for the subject during this initial six week testing period.

On February 27, 2025, we announced positive clinical data from our ongoing Investigator Pediatric Netherton Syndrome (NS) study. Both key clinical endpoints, Investigator’s Global Assessment (IGA) and Pruritus or itch, demonstrated highly significant clinical improvements from baseline after two weeks of treatment with QRX003 on patient’s whole body as set forth in the table below. No adverse events have been reported to date.

Table 1: Results for First Pediatric Patient Receiving QRX003 ‘Whole-Body’ Application

Endpoint*	Baseline	Two Week
Investigator Global Assessment	7	1–2
Pruritus	5	1

*Both IGA and Pruritus scores based on a 0-10 scale.

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

Once the commercial infrastructure has been established for QRX003 for NS, the subsequent approval and addition of new rare disease indications or products will not result in a significant increase in the size of that infrastructure. In particular, we believe it is highly likely that physicians who treat patients with NS would also treat patients with Peeling Skin Syndrome, SAM Syndrome,

Palmoplantar Keratoderma and Epidermolysis Bullosa, enabling our sales personnel to discuss several products, once approved, with each treating physician.

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

Competition

The clinical biotechnology industry is a competitive industry characterized by technological innovation and growth. Our competitors include other biotechnology and pharmaceutical companies, academic institutions, and public and private research institutions. These entities engage in efforts to research, discover and develop new medicines and treatments for substance use. These entities also seek patent protection and licensing revenues for their research results and may compete with us in recruiting skilled talent. Some of these entities are larger and better funded than us. Our management can make no assurances that we can effectively compete with these competitors. We also may be unable to keep pace with technological developments and other market factors. Currently, there are no approved products to treat NS. However, to our knowledge, there are a number of therapeutic products at various stages of development for the treatment of NS, including candidates from LifeMax Laboratories, Inc., Krystal Biotech, Inc., Sixera Pharmaceuticals, ResVita Bio, BioCryst and Azitra Inc. As of now, to the best of our knowledge, only Azitra is actively dosing subjects in clinical studies on NS patients under an open IND.

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

The following table lists patents and trademarks that we use in our business.

Patents	Trademarks
U.S. Patent No. 8,318,818 (exp. July 10, 2025) directed to Invisicare® technology licensed from Skinvisible.	U.S. Trademark Registration No. 6918421 for word mark “RARE DISEASES ARE ONLY RARE IF YOU DON’T LIVE WITH ONE” filed by Quoin Pharmaceuticals, Inc.
U.S. and PCT patent applications directed to adjunctive therapy for NS with QRX003 filed by Quoin Pharmaceuticals Inc.	U.S. Trademark Registration No. 7071539 for design and words “Quoin Pharmaceuticals” filed by Quoin Pharmaceuticals, Inc.
U.S. Trademark Application No. 98/184,357 for word mark “QELTIQ” filed by Quoin Pharmaceuticals, Inc.
U.S. provisional patent application directed to rapamycin formulation for treatment of particular skin disorders	U.S. Trademark Application No. 98/850,670 for word mark “NETHERTON NOW: BECAUSE EVERYONE DESERVES TO FEEL COMFORTABLE IN THEIR OWN SKIN” filed by Quoin Pharmaceuticals, Inc.
U.S. provisional patent application directed to use of QRX003 according to a new dosage and for particular skin disorders.	U.S. Trademark Application No. 98/850,671 for word mark “NETHERTON NOW” filed by Quoin Pharmaceuticals, Inc.

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

The granting of an orphan drug designation does not shorten the duration of, the regulatory review and approval process nor does it guarantee regulatory approval. The first applicant of a new drug application, or NDA, to receive FDA, approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven year exclusive marketing period in the United States for that product for that indication.

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

The Rare Pediatric Disease Priority Review Voucher program was reauthorized in the Creating Hope Reauthorization Act in December 2020. Under the current statutory sunset provisions, after December 20, 2024, the FDA may only award a priority review voucher for an approved rare pediatric disease application if the sponsor has rare pediatric disease designation for the drug that is the subject of such application, and that designation was granted by December 20, 2024.  After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers, unless the program is extended. Although legislation to extend the rare pediatric disease priority review voucher program has been proposed, Congress has not yet, and may never, pass a bill to reauthorize the program and extend the sunset dates.

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

Human Capital

As of December 31, 2024, we had three full-time employees and two part-time employees. Our employees are not represented by any collective bargaining agreements, and we have never experienced an organized work stoppage.

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

We have been informed by our legal counsel in Israel that it may be difficult to assert U.S. securities laws claims in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws because Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact which can be a time-consuming and costly process. Matters of procedure will also be governed by Israeli law.

We have irrevocably appointed Quoin Pharmaceuticals, Inc., as our agent to receive service of process in any action against us in any U.S. federal or state court arising out of this offering or any purchase or sale of securities in connection with this offering. Subject to specified time limitations and legal procedures, Israeli courts may enforce a U.S. judgment in a civil matter which is non-appealable, including a judgment based upon the civil liability provisions of the Securities Act or the Exchange Act and including a monetary or compensatory judgment in a non-civil matter, provided that, among other things:

●	the judgment was rendered by a court of competent jurisdiction, according to the laws of the state in which the judgment is given;
●	the judgment is enforceable according to the laws of Israel and according to the law of the foreign state in which the relief was granted; and
●	the judgment is not contrary to public policy of Israel.

Even if such conditions are met, an Israeli court may not declare a foreign civil judgment enforceable if:

●	the prevailing law of the foreign state in which the judgment is rendered does not allow for the enforcement of judgments of Israeli courts (subject to exceptional cases);
●	the defendant did not have a reasonable opportunity to be heard and to present his or her evidence, in the opinion of the Israeli court;
●	the enforcement of the civil liabilities set forth in the judgment is likely to impair the security or sovereignty of Israel;
●	the judgment was obtained by fraud;
●	the judgment was rendered by a court not competent to render it according to the rules of private international law prevailing in Israel;
●	the judgment conflicts with any other valid judgment in the same matter between the same parties; or
●	an action between the same parties in the same matter was pending in any Israeli court or tribunal at the time at which the lawsuit was instituted in the foreign court.

If a foreign judgment is enforced by an Israeli court, it generally will be payable in Israeli currency, which can then be converted into non-Israeli currency and transferred out of Israel. The usual practice in an action before an Israeli court to recover an amount in a non-Israeli currency is for the Israeli court to issue a judgment for the equivalent amount in Israeli currency at the rate of exchange in force on the date of the judgment, but the judgment debtor may make payment in foreign currency. Pending collection, the amount of the judgment of an Israeli court stated in Israeli currency ordinarily will be linked to the Israeli consumer price index plus interest at the annual statutory rate set by Israeli regulations prevailing at the time. Judgment creditors must bear the risk of unfavorable exchange rates.

Company Information

We were incorporated under the laws of the State of Israel in 1986 under the name Montiger Ltd. Between 1986 and 2021, we underwent several name changes, including the name change to Cellect Biotechnology Ltd. (“Cellect”). On October 28, 2021, Cellect completed the business combination with Quoin Pharmaceuticals, Inc., a Delaware corporation (“Quoin Inc.”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of March 24, 2021 (the “Merger Agreement”), by and among Cellect, Quoin Inc. and CellMSC, Inc., a Delaware corporation and wholly-owned subsidiary of Cellect (“Merger Sub”), pursuant to which Merger Sub merged with and into Quoin Inc., with Quoin Inc. surviving as a wholly-owned subsidiary of Cellect (the “Merger”). Immediately after completion of the Merger, Cellect changed its name to “Quoin Pharmaceuticals Ltd.” In addition, on October 28, 2021, Cellect sold the entire share capital of its subsidiary, Cellect Biotherapeutics Ltd., which essentially included all of Cellect’s then existing net assets, to EnCellX Inc. (“EnCellX”), a newly formed U.S. privately held company. We have no interests in EnCellX subsequent to the closing of the Merger.

Prior to January 1, 2023, we qualified as a “foreign private issuer” as such term is defined in Rule 405 under the Securities Act. Since January 1, 2023, we have been obligated to file or furnish reports, proxy statements, and other information on U.S. domestic issuer forms with the Securities and Exchange Commission (the “SEC”), which are more detailed and extensive in certain respects, and which must be filed more promptly, than the forms available to a foreign private issuer.

The address of our executive corporate offices is 42127 Pleasant Forest Ct., Ashburn, VA 20148, and our telephone number is (703) 980-4182. Our website is www.quoinpharma.com. Information contained on or accessible through this website is not incorporated by reference in, or otherwise a part of, this Annual Report, and any references to this website are intended to be inactive textual references only.

Available Information

We are subject to the informational requirements of the Exchange Act and in accordance therewith, we file reports, proxy and information statements and other information with the SEC. You can read our SEC filings over the Internet at the SEC’s website at www.sec.gov.Our filings with the SEC are also available free of charge on the investors section of our website at www.quoinpharma.com. Our filings are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.  From time to time, we also use multiple social media channels to communicate with the public about Quoin and its products. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage you to review the information we post on such social media channels as our LinkedIn page (https://www.linkedin.com/company/quoin-pharmaceuticals/) and our Twitter account (@Quoinpharma). This list may be updated from time to time on our investor relations website.

Information contained on or accessible through the websites and social media channels referred to above is not incorporated by reference in, or otherwise a part of, this Annual Report, and any references to these websites and social media channels are intended to be inactive textual references only.

Smaller Reporting Company

We are a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we may take advantage of certain reduced disclosure obligations available to smaller reporting companies, including the exemption from compliance with the auditor attestation requirements pursuant to the Sarbanes-Oxley Act of 2022, reduced disclosure about our executive compensation arrangements and the requirements to provide only two years of audited financial statements in our annual reports and registration statements. We will continue to be a “smaller reporting company” as long as (1) we have a public float (i.e., the market value of our ADSs held by non-affiliates) less than $250 million calculated as of the last business day of our most recently completed second fiscal quarter, or (2) our annual revenues are less than $100 million for our previous fiscal year and we have either no public float or a public float of less than $700 million as of the end of that fiscal year’s second fiscal quarter. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

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

Our wholly owned subsidiary, Quoin Inc., commenced operations in 2018. As such, we have a limited operating history and our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including a lack of operating history. Since inception, our operations have been primarily limited to acquiring and licensing intellectual property rights, undertaking research and conducting preclinical and clinical studies for our initial programs and negotiating and executing the Merger and financings. We have not yet obtained regulatory approval for any product candidates. Consequently, any predictions about our future success or viability, or any evaluation of our business and prospects, may not be accurate. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities. In addition, there is no guarantee that any of our product candidates with ever receive approval from the U.S. Food and Drug Administration, or the “FDA.” We cannot be certain that our business strategy will be successful or that we will be solvent at any particular time. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the early stages of the development of any company. If we fail to address any of these risks or difficulties adequately, our business will likely suffer. Because of the numerous risks and uncertainties associated with developing and commercializing our products, we are unable to predict the extent of any future losses or when we will become profitable, if ever. We may never become profitable and investors may never receive a return on an investment in our securities. An investor in our securities must carefully consider the substantial challenges, risks and uncertainties inherent in the attempted development and commercialization of products in the medical and pharmaceutical industries. We may never successfully commercialize our products and our business may fail.

We have incurred significant losses since our inception and have limited cash available for our operations.

To date, we have not commercialized any products and have not generated any revenue. We have incurred net losses every year since inception and we have an accumulated deficit of approximately $55.2 million at December 31, 2024. We have historically funded our operations through debt and equity financings. At December 31, 2024, we had cash balances totaling $3.6 million and investments of $10.4 million. We believe that we have sufficient cash for operating our business for at least the next twelve months from the date of filing this Form 10-K. However, we are subject to risks common to late-stage clinical specialty pharmaceutical companies including, but not limited to, unanticipated or higher than expected clinical trial costs and the ability to estimate such occurrences, if any, on our cash, liquidity, additional financing requirements, and availability. Accordingly, we may need to raise additional funds during this period. We have devoted a majority of our financial resources to research and development, including our preclinical and ongoing clinical development activities. To date, we have funded our operations primarily through our founders’ funding expenditures and the sale of equity and convertible securities.

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

We have no products approved for commercial marketing and most of our product candidates are in preclinical and clinical development as is the case with our lead asset for NS, which is currently being tested in four separate clinical studies in NS patients. Moreover, the clinical development process can take several years, and there is no assurance that our clinical trials will be successful or that we will obtain marketing approvals for any of our product candidates from either the FDA or the EMA. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and, if approved, successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our product candidates.

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

Events which may result in a delay or unsuccessful completion of clinical development include:

●	delays in reaching an agreement with the FDA or other regulatory authorities on final trial design, including selection of dose and clinical outcome assessments and related efficacy endpoints
●	delays in obtaining from the FDA, or comparable foreign regulatory authority, authorization to administer an investigational new drug product to humans through the submission or acceptance of an IND or similar foreign application;

●	imposition of a clinical hold of clinical trial operations or trial sites by the FDA or other regulatory authorities;
●	delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites;
●	our inability to adhere to clinical trial requirements directly or with third parties such as CROs;
●	clinical trial site or CRO non-compliance with good clinical practices (“GCPs”), good laboratory practices, or other regulatory requirements;
●	inability or failure of clinical trial sites to adhere to the clinical trial protocol;
●	delays in obtaining required IRB approval at each clinical trial site, or an IRB reversing such approval resulting in the suspension or termination of a trial at that site;
●	delays in recruiting and retaining suitable patients to participate in a trial particularly for a rare disease such as NS;
●	delays in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;
●	delays in having patients complete participation in a trial or return for post-treatment follow-up;
●	delays caused by patients dropping out of a trial due to protocol procedures or requirements, product side effects or disease progression;
●	clinical sites dropping out of a trial to the detriment of enrollment;
●	time required to add new clinical sites; or
●	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

Accordingly, we cannot be sure that we will submit INDs on our expected timelines and we cannot be certain the FDA or foreign regulatory agencies such as the EMA, will allow us to progress into clinical trials based on the submission of any IND.

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

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying NDA for the treatment of a rare pediatric disease, the sponsor of such an application may be awarded a transferable rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent NDA or BLA. We intend to pursue Rare Pediatric Disease designation for QRX003 for the treatment of NS, but there is no assurance that we will receive such designation. Under the current statutory sunset provisions, the FDA may only award a priority review voucher for an approved rare pediatric disease application if the sponsor has a rare pediatric disease designation for a drug that is the subject of an application, and that designation was granted by December 20, 2024. The drug also must receive FDA approval no later than September 30, 2026 to qualify for the priority review vouchers. Although legislation to extend the rare pediatric disease priority review voucher program has been proposed, Congress has not yet, and may never, pass a bill to reauthorize the program and extend the sunset dates. There is no guarantee that the rare pediatric disease priority review voucher program will be extended or that any of our product candidates will obtain such designation and, therefore, we may not be in a position to obtain a priority review voucher. Additionally, designation of a drug for a rare pediatric disease does not guarantee that an NDA will meet the other eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease designation does not lead to faster development or regulatory review of the product, or increase the likelihood that it will receive marketing approval.

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

Currently, there are no approved products to treat NS. However, to our knowledge, there are a number of therapeutic products at various stages of development for the treatment of NS, including candidates from LifeMax Laboratories, Inc., Krystal Biotech, Inc., Sixera Pharmaceuticals, ResVita Bio, and Azitra Inc. As of now, to the best of our knowledge, out of these companies only Azitra is actively dosing subject in clinical studies on NS patients under an open IND.

We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies, universities and other research institutions. Our competitors may have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, drug products that are more effective or less costly than any product candidate that we may develop.

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

Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate. Furthermore, in certain situations, if we and one or more third parties have filed patent applications in the United States and claiming the same subject matter, an administrative proceeding, known as an interference, can be initiated to determine which applicant is entitled to the patent on that subject matter. Such an interference proceeding provoked by third parties or brought by us may be necessary to determine the priority of inventions with respect to our patents or patent applications, or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to require us to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license at all, or on commercially reasonable terms. Our defense of a patent or patent application in such a proceeding may not be successful and, even if successful, may result in substantial costs and distract our management.

In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available, however the life of a patent, and the protection it affords is limited. Once the patent life has expired for a product, we may be open to competition from generic medications. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced. One of our patents expired in March 2024 and another is set to expire in July 2025.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, including processes for which patents are difficult to enforce and any other elements of our drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we expect all our employees to assign their inventions to us, and all our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidential information and invention agreements, we cannot provide any assurances that all such agreements have been or will be duly executed or will be enforceable. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all.

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

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

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

Our defense in a lawsuit may fail and, even if successful, may result in substantial costs and distract our management. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

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

We have or may employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we are successful, litigation could result in substantial cost and be a distraction to management and other employees.

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

Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of ethics and business conduct, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, fines, possible exclusion from Medicare, Medicaid and other government healthcare programs, additional reporting requirements and/or oversight, particularly if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance, disgorgement, imprisonment, and contractual damages. Even if we are ultimately successful in defending against any such action, we could be required to divert financial and managerial resources in doing so and adverse publicity could result, all of which could harm our business.

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

Our operations may be impacted from changes to current regulations and future legislation.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay approval of our products, restrict or regulate post-approval activities and affect our ability to profitably sell a drug product for which we obtain approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example:

●	changes to manufacturing arrangements;
●	additions or modifications to product labeling;
●	the recall or discontinuation of products; or
●	additional record-keeping requirements.

If any such changes were to be imposed, they could adversely affect the operation of our business. In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA contained provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. In December 2020, the U.S. Centers for Medicare & Medicaid Services, or CMS, issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. The American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products.

In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how additional challenges and healthcare reform measures under the Trump administration will impact the ACA. Complying with any new legislation and regulatory requirements could be time-intensive and expensive.

The Bipartisan Budget Act of 2018 also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has published a final rule to give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other legislative changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2032, with the exception of a temporary suspension implemented under various COVID-19 relief legislation, unless Congress takes further action.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of IRA are unconstitutional. The impact of these judicial challenges as well as other legislative, executive, and administrative actions and any future healthcare measures is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved.

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business and operations.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign and federal levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement or significant revisions to the ACA. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare or impose price controls may adversely affect our ability to set a price that we believe is fair for our products.  The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure to what extent the trajectory of these legislative and regulatory proposals will be implemented, whether additional legislative changes will be enacted, whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

We have been, and may in the future be, adversely affected by health epidemics and pandemics which may significantly harm our business, prospects, financial condition and operating results.

We face risks related to health epidemics and other outbreaks. For example, during 2020, the spread of the novel coronavirus led to disruption and volatility in the global capital markets. If such disruption and volatility recurs, there could be an increase to our cost of capital and an adverse effect on our ability to access the capital markets.  The extent to which a pandemic, epidemic or outbreak of an infectious disease impacts our operations, including our clinical trials, will depend on future occurrences, which are highly uncertain and cannot be predicted with confidence, including the duration of any outbreak and the actions to contain or treat its impact, among others. Any negative impact infectious diseases have on patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

The rights and responsibilities of our shareholders are governed by Israeli law, which may differ in some respects from the rights and responsibilities of shareholders of U.S. corporations.

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

Risks Related to Ownership of Our ADSs and Ordinary Shares

We do not know whether a market for our securities will be sustained and as a result it may be difficult for shareholders to sell our securities.

Although our ADSs trade on Nasdaq, an active trading market for the ADSs may not be sustained. It may be difficult for shareholders to sell their ADSs without depressing the market price for the ADSs. As a result of these and other factors, shareholders may not be able to sell their ADSs. Further, an inactive market may also impair our ability to raise capital by issuing securities and may impair our ability to enter into strategic partnerships or acquire companies or products by using our equity as consideration.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Disclosing deficiencies or weaknesses in our internal controls, failing to remediate these deficiencies or weaknesses in a timely fashion or failing to achieve and maintain an effective internal control environment may cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of the ADSs. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our ADSs.

Our ADSs are currently listed on the Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a maintaining minimum closing bid price requirement for our ADSs of $1.00 per ADS as required by Nasdaq Listing Rule 5550(a)(2) (“Minimum Bid Price Requirement”). There can be no assurance that we will be able to comply with the applicable listing standards.

On April 29, 2024, we received a deficiency letter from the Listing Qualifications Department of Nasdaq notifying us that for the preceding 31 consecutive business days (March 14, 2024 through April 26, 2024), our ADSs did not maintain a minimum closing bid price of $1.00 per ADS as required by the Minimum Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had a compliance period of 180 calendar days, or until October 28, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2). On October 16, 2024, the Company submitted a letter to Nasdaq requesting an additional 180-day grace period to regain compliance with the Minimum Bid Price Requirement. On October 29, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq granting the Company an additional 180 calendar day grace period, or until April 28, 2025, to regain compliance. The Staff’s determination in granting the Company the extension was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the Minimum Bid Price Requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse split, if necessary. Compliance may be achieved without further action if the closing bid price of the Company’s ADS is at or above $1.00 for a minimum of ten consecutive business days at any time during the second compliance period, in which case Nasdaq will notify the Company if it determines the Company is in compliance and the matter will be closed; however Nasdaq could require the closing bid price to equal or to exceed the $1.00 minimum bid price requirement for more than 10 consecutive business days before determining that the Company complies. If compliance cannot be demonstrated by April 28, 2025, the Staff will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal the Staff’s determination to a Hearings Panel.

If we cannot regain compliance with the Minimum Bid Price Requirement or if we otherwise fail to meet any of Nasdaq’s listing standards, our ADSs will be subject to delisting. If that were to occur, our ADSs would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our ADSs. This would adversely affect the ability of investors to trade our ADSs and would adversely affect the value of our ADSs. Delisting from Nasdaq would cause us to pursue eligibility for trading of our ADSs on other markets or exchanges, or on an over-the-counter market. In such case, our shareholders’ ability to trade or obtain quotations of the market value of our ADSs would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. There can be no assurance that our ADSs, if delisted from the Nasdaq, would be listed on a national securities exchange, a national quotation service or the over-the-counter markets. Delisting from the Nasdaq could also result in negative publicity, adversely affect the market liquidity of our ADSs, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence.

The delisting of our ADSs from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future, or at all. Such a delisting would likely have a negative effect on the price of our ADSs and would impair shareholders’ ability to sell or purchase our ADSs when they wish to do so. Further, if our ADSs were to be delisted from Nasdaq, our ADSs would cease to be recognized as a covered security, and we would be subject to additional regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with the Nasdaq Minimum Bid Price Requirement would stabilize the market price or improve the liquidity of our ADSs, prevent our ADSs from falling below the Nasdaq minimum bid price required for continued listing again or prevent future non-compliance with other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our ADSs, our ADSs could be delisted.

The market price for our ADSs may be volatile.

The market price for our ADSs is likely to be highly volatile and subject to wide fluctuations in response to numerous factors including the following:

●	our failure to obtain the approvals necessary to commence clinical trials;
●	results of clinical and preclinical studies;
●	announcements of regulatory approval or the failure to obtain it, or changes or delays in the regulatory review process;
●	announcements of new products or product enhancements by us or others;
●	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
●	changes or developments in laws, regulations or decisions applicable to our product candidates or patents;
●	any adverse changes to our relationship with manufacturers or suppliers;
●	announcements concerning our competitors or healthcare industries in general;
●	achievement of expected product sales and profitability or our failure to meet expectations;
●	our commencement of or results of, or involvement in, litigation, including, but not limited to, any product liability actions or intellectual property infringement actions;
●	any major changes in our board of directors, management or other key personnel;

●	announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;
●	expiration or terminations of licenses, research contracts or other collaboration agreements;
●	public concern as to the safety of our products that we, our licensors or others develop;
●	success of research and development projects;
●	developments concerning intellectual property rights or regulatory approvals;
●	variations in our and our competitors’ results of operations;
●	changes in earnings estimates or recommendations by securities analysts;
●	future issuances of ordinary shares, ADSs or other securities;
●	general market conditions and other factors, including factors unrelated to our operating performance, such as natural disasters and political and economic instability, including wars, terrorism, political unrest, results of certain elections and votes, emergence of a pandemic, or other widespread health emergencies (or concerns over the possibility of such an emergency), boycotts, adoption or expansion of government trade restrictions, and other business restrictions; and
●	the other factors described in this “Risk Factors” section.

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

Substantial future sales or perceived potential sales of our ADSs in the public market could cause the price of our ADSs decline.

Substantial sales of our ADSs on Nasdaq may cause the market price of our ADSs to decline. Sales by us or our security holders of substantial amounts of our ADSs or the perception that these sales may occur in the future, could cause a reduction in the market price of our ADSs. The issuance of any additional ordinary shares or any additional ADSs, or any securities that are exercisable for or convertible into our ordinary shares or ADSs, may have an adverse effect on the market price of our ADSs and will have a dilutive effect on our existing shareholders.

Our shareholders may experience substantial dilution as a result of future issuances of our equity securities.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution. Pursuant to our equity incentive plan, the Board may grant options to employees, directors and consultants. We may sell ordinary shares represented by ADSs, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, any of which may result in material dilution to our existing shareholders. New investors could also be issued securities with rights superior to those of our existing shareholders.

We have not paid, and do not intend to pay, dividends on our ordinary shares and, therefore, unless our traded securities appreciate in value, our investors may not benefit from holding our securities.

We have not paid any cash dividends on our ordinary shares, and we do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future. Moreover, the Israeli Companies Law, 5759-1999 (the “Companies Law”) imposes certain restrictions on our ability to declare and pay dividends. As a result, investors in our ADSs or ordinary shares will not be able to benefit from owning these securities unless their market price becomes greater than the price paid by such investors and they are able to sell such securities. We cannot assure you that shareholders will ever be able to resell our securities at a price in excess of the price paid.

If we pay dividends or other distributions, an ADS holder may not receive the same distributions or dividends as those we make to the holders of our ordinary shares, and, in some limited circumstances, an ADS holder may not receive dividends or other distributions on our ordinary shares and an ADS holder may not receive any value for them, if it is illegal or impractical to make them available to such ADS holder.

The depositary for the ADSs has agreed to pay to the ADSs holders the cash dividends or other distributions it or the custodian receives on ordinary shares or other deposited securities underlying the ADSs, after deducting its fees and expenses. ADS holders will receive these distributions, if any, in proportion to the number of ordinary shares their ADSs represent. However, the depositary is not responsible if it decides that it is unlawful or impractical to make a distribution available to any holders of ADSs. For example, it would be unlawful to make a distribution to a holder of ADSs if it consists of securities that require registration under the Securities Act, but that are not properly registered or distributed under an applicable exemption from registration. In these cases, the depositary may determine not to distribute such property and hold it as “deposited securities” or may seek to effect a substitute dividend or distribution, including net cash proceeds from the sale of the dividends that the depositary deems an equitable and practicable substitute. We have no obligation to register under U.S. securities laws any ADSs, ordinary shares, rights or other securities received through such distributions. We also have no obligation to take any other action to permit the distribution of ADSs, ordinary shares, rights or anything else to holders of ADSs. In addition, the depositary may withhold from such dividends or distributions its fees and an amount on account of taxes or other governmental charges to the extent the depositary believes it is required to make such withholding. This means that holders of ADSs may not receive the same distributions or dividends as those we make to the holders of our ordinary shares, and, in some limited circumstances, holders of ADSs may not receive any value for such distributions or dividends if it is illegal or impractical for us to make them available to such holders. These restrictions may cause a material decline in the value of the ADSs.

Holders of ADSs must act through the depositary to exercise their rights.

Holders of ADSs do not have the same rights as holders of our ordinary shares and may only exercise the voting rights with respect to the underlying ordinary shares in accordance with the provisions of the deposit agreement for the ADSs. Under Israeli law and our articles of association, the minimum notice period required to convene a shareholders meeting is not less than 35 or 21 calendar days, depending on the proposals on the agenda for the shareholders meeting. When a shareholder meeting is convened, holders of the ADSs may not receive sufficient notice of a shareholders meeting to permit them to withdraw their ordinary shares to allow them to cast their vote with respect to any specific matter. In addition, the depositary and its agents may not be able to send voting instructions to holders of the ADSs or carry out their voting instructions in a timely manner. We will make all reasonable efforts to cause the depositary to extend voting rights to holders of the ADSs in a timely manner, but we cannot assure holders that they will receive the voting materials in time to ensure that they can instruct the depositary to vote their ADSs. Furthermore, the depositary and its agents will not be responsible for any failure to carry out any instructions to vote, for the manner in which any vote is cast or for the effect of any such vote. As a result, holders of the ADSs may not be able to exercise their right to vote and they may lack recourse if their ADSs are not voted as they requested.

Holders of ADSs may be subject to limitations on the transfer of their ADSs.

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

Our management team is responsible for oversight and administration of our cyber risk management program, and for informing our Board and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our management team relies on threat intelligence as well as other information obtained from governmental, public, or private sources, including external consultants who may be engaged by us for strategic cyber risk management, advisory and decision making. To the extent we utilize third-party vendors to provide information technology services for various areas, including human resources functions (e.g., payroll), we generally require these vendors to monitor and protect their information technology systems against cyber-attacks and other breaches. The Audit Committee of the Board of Directors oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. Member(s) of management brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, and the emerging threat landscape and new cyber risks on at least an annual basis. This includes updates on our processes to prevent, detect, and mitigate cybersecurity incidents.

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

Holders

As of March 10, 2025, our ADSs were held by 7 holders of record, and our ordinary shares were held by 5 holders of record. Bank of New York Mellon (“BNY”) is the depositary for our ADR program, and Computershare Trust Company, N.A. is our transfer agent. The number of record holders was determined from the records of our depositary and transfer agent and does not include beneficial owners of ADSs or ordinary shares whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Overview

We are a late-stage clinical specialty pharmaceutical company focused on the development and commercialization of therapeutic products that treat rare and orphan diseases for which there are currently no approved treatments or cures. Our initial focus is on the development of products, using our proprietary owned and in-licensed drug delivery technologies, that could help address rare genetic diseases. Our lead product, QRX003, is under clinical development as a potential treatment for Netherton Syndrome, a rare hereditary genetic disease. QRX003 is currently being tested in three regulatory clinical studies under an open IND application with the FDA. We have opened five clinical sites in the US and intend to open a sixth clinical site at Northwestern University.  We are expanding our trials internationally into the Middle East, the United Kingdom and additional countries in Western and Eastern Europe. QRX003 is currently being tested in a pediatric NS patient at the Children’s Hospital in Dublin, Ireland and we intend to expand this study to include additional children with NS in Spain, the United Kingdom and potentially other countries. QRX003 is also being developed as a potential treatment for Peeling Skin Syndrome with the first subject being treated in New Zealand. In addition, we entered into two separate Research Agreements with the Queensland University of Technology, under which we have obtained an option for global licenses to QRX007 for the potential treatment of NS and QRX008 for the potential treatment of scleroderma, as well as a Research Agreement with the University College Cork for the development of novel topical formulations of Rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are currently no approved therapies or cures. Other development products in our pipeline include QRX004 as a potential treatment for Recessive Dystrophic Epidermolysis Bullosa.

Our mission is to develop and commercialize proprietary therapeutic drug products that treat rare and orphan diseases, particularly those where none currently exists. To achieve this, we plan to:

●	complete the late-stage clinical testing of QRX003 in NS and, if successful, file for marketing approval in the United States and other territories;
●	prepare to commercialize QRX003 by establishing our own sales infrastructure in the U.S. and Europe and entering into distribution partnerships in other territories such as those currently established for Canada, Australia/New Zealand, the Middle East, China, Hong Kong, Taiwan, Latin America, Central and Eastern Europe, Turkey and Singapore; and
●	pursue business development activities by seeking partnering, licensing, merger and acquisition opportunities or other transactions to further expand our pipeline and drug-development capabilities.

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

Key Events

Public Offerings

On February 24, 2023 (the “2023 Closing Date”), we completed an offering (the “2023 Offering”) of 412,500 ordinary shares represented by 412,500 ADSs at a purchase price of $12.00 per ADS and a pre-funded warrant (the “2023 Pre-Funded Warrant”) to purchase 170,833 ordinary shares represented by 170,833 ADSs at a per pre-funded warrant price of $11.9988, with each ADS and 2023 Pre-Funded Warrant accompanied by an ordinary warrant (the “2023 Ordinary Warrant”) for aggregate gross proceeds of $7.0 million, resulting in net proceeds of approximately $5.8 million, after deducting the placement agent’s fees and offering expenses paid by us, and excluding the proceeds, if any, from the subsequent exercise of the 2023 Ordinary Warrants. Each 2023 Ordinary Warrant has an exercise price of $12.00 per ADS and expires on the fifth anniversary of the 2023 Closing Date. On the 2023 Closing Date, the holder of the 2023 Pre-Funded Warrant exercised its Pre-Funded Warrant in full.

In connection with the 2023 Offering, we entered into an Amendment No. 1 to Warrant to Purchase Ordinary Shares Represented by American Depositary Shares, dated February 24, 2023 (collectively, the “2023 Warrant Amendments”), with each of the purchasers (the “2022 Purchasers”) who participated in both our August 2022 public offering  (the “2022 Offering”) and the 2023 Offering. The 2023 Warrant Amendments amended certain terms of the ordinary warrants issued to such 2022 Purchasers in the 2022 Offering. Specifically, the 2023 Warrant Amendments reduced the exercise price of such warrants to $13.20 and extended the term during which those warrants could remain exercisable until February 24, 2028.

On March 7, 2024, we completed an offering (the “March 2024 Offering”) of the following securities (i) 811,250 ordinary shares represented by ADSs, (ii) 4,062,500 Series D warrants (the “Series D Warrants”) to purchase 4,062,500 ordinary shares represented by ADSs, (iii) 4,062,500 Series E warrants (the “Series E Warrants”) to purchase 4,062,500 ordinary shares represented by ADSs, and (iv) 3,251,250 pre-funded warrants (the “March 2024 Pre-Funded Warrants”) to purchase 3,251,250 ordinary shares represented by ADSs for aggregate gross proceeds of approximately $6.5 million, resulting in net proceeds of approximately $5.5 million, after deducting the placement agent’s fees and offering expenses paid by us. Each ADS (or March 2024 Pre-Funded Warrant to purchase one ADS in lieu thereof) was sold together with a Series D Warrant to purchase one ADS and a Series E Warrant to purchase one ADS. The ADSs and accompanying Series D Warrants and the Series E Warrants were sold at a combined public offering price of $1.60 and the March 2024 Pre-Funded Warrants and accompanying Series D Warrants and the Series E Warrants were sold at a combined public offering price of $1.5999, which is equal to the combined purchase price per ADS and accompanying Series D Warrants and the Series E Warrants, minus the exercise price of each March 2024 Pre-Funded Warrant of $0.0001. As of December 31, 2024 all March 2024 Pre-Funded Warrants have been exercised and are included in issued and outstanding ADSs. The Series D Warrants and the Series E Warrants have an exercise price of $1.60 per share, were exercisable immediately following the closing of the March 2024 Offering and expire in two years and five years, respectively, from the closing of the March 2024 Offering.

On March 7, 2024, we also entered into privately negotiated agreements with the holders of certain existing outstanding warrants to purchase up to 638,834 ADSs to, among other things, reduce the exercise price of such warrants to $1.60 and to extend the expiration date of such warrants until March 7, 2029. The incremental fair value of the modified warrants was approximately $209,000, which was accounted for as an offering expense in connection with the March 2024 Offering.

On December 23, 2024, we completed an offering (the “December 2024 Offering” and, together with the March 2024 Offering, the “2024 Offerings”) of the following securities (i) 3,137,778 ordinary shares represented by ADSs, (ii) 15,111,110 Series F warrants (the “Series F Warrants”) to purchase 15,111,110 ordinary shares represented by ADSs, (iii) 15,111,110 Series G warrants (the “Series G Warrants” and together with the Series F Warrants, the “December 2024 Warrants”) to purchase 15,111,110 ordinary shares represented by ADSs, and (iv) 11,973,332 pre-funded warrants (the “December 2024 Pre-Funded Warrants”) to purchase 11,973,332 ordinary shares represented by ADSs for aggregate gross proceeds of approximately $6.8 million, resulting in net proceeds of approximately $5.8 million, after deducting the placement agent’s fees and offering expenses paid by us. Each ADS (or December 2024 Pre-Funded Warrant to purchase one ADS in lieu thereof) was sold together with a Series F Warrant to purchase one ADS and a Series G Warrant to purchase one ADS. The ADSs and accompanying Series F Warrants and Series G Warrants were sold at a combined public offering price of $0.45 and the December 2024 Pre-Funded Warrants and accompanying Series F Warrants and Series G Warrants were sold at a combined public offering price of $0.4499, which is equal to the combined purchase price per ADS and accompanying Series F Warrants and Series G Warrants, minus the exercise price of each December 2024 Pre-Funded Warrant of $0.0001. As of December 31, 2024, 760,666 December 2024 Pre-Funded Warrants, have been exercised and are included in issued and outstanding ADSs. The December 2024 Pre-Funded Warrants were immediately exercisable upon issuance and may be exercised at any time until exercised in full. The Series F Warrants and the Series G Warrants have an exercise price of $0.45 per share, were exercisable immediately upon issuance and expire in two years and five years, respectively, from the closing of the December 2024 Offering.  In January and February 2025, certain investors in the December 2024 Offering exercised (i) the remaining outstanding 11,212,666 December 2024 Pre-Funded Warrants, (ii) 320,000 Series F Warrants, and (iii) 105,000 Series G Warrants.

In connection with the 2024 Offerings, we entered into Securities Purchase Agreements (the “2024 Purchase Agreements”) dated March 7, 2024 and December 23, 2024, respectively, with certain institutional investors signatory thereto, pursuant to which we agreed to issue and sell to such investors, certain of the ADSs, pre-funded warrants and ordinary warrants sold in the 2024 Offerings. Pursuant to the terms of each of the 2024 Purchase Agreements, we agreed, subject to certain exceptions, (i) to not enter into variable rate financings for a period of 180 days following the closing of such 2024 Offering, and (ii) to not enter into any equity financings for 90 days from closing of such 2024 Offering.

Certain of our officers and directors purchased an aggregate of 1,333,333 of our ADSs and accompanying December 2024 Warrants to purchase 2,666,666 of our ADSs, for a total purchase price of approximately $600,000, at the public offering price and on the same terms as the other purchasers in the December 2024 Offering.

On December 20, 2024, we also entered into privately negotiated agreements with the holders of certain existing outstanding warrants to purchase up to 7,002,500 ADSs to, among other things, reduce the exercise price of such warrants to $0.45 and to extend the expiration date of such warrants until December 23, 2029. The incremental fair value of the modified warrants was approximately $1.5 million, which was accounted for as an offering expense in connection with the December 2024 Offering.

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

Per mutual agreement between the parties, we have not filed the required registration statement or sold any ADSs to Alumni under the Alumni Purchase Agreement. The Company is restricted from selling ADSs under the Alumni Purchase Agreement for 180 days from the closing of the December 2024 Offering, see above.

Nasdaq Listing

On April 29, 2024, we received a letter from the Listing Qualifications Department of Nasdaq (notifying us that the closing bid price per ADS of the Company was below the required minimum of $1.00 for a period of 31 consecutive business days and that we did not meet the minimum bid price requirements set forth in Nasdaq Rule 5550(a)(2).

Pursuant to Nasdaq Rule 5810(c)(3)(A), we had a period of one hundred eighty (180) calendar days, or until October 28, 2024, to regain compliance with Nasdaq’s minimum bid price requirement. On October 16, 2024, the Company submitted a letter to Nasdaq requesting an additional 180-day grace period to regain compliance with the minimum bid price requirement.  On October 29, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq granting the Company an additional 180 calendar day grace period, or until April 28, 2025, to regain compliance. The Staff’s determination in granting the Company the extension was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the minimum bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse split, if necessary. Accordingly, there is no immediate effect on the listing or trading of the Company’s ADSs on the Nasdaq Capital Market under the symbol “QNRX.”

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

Results of Operations - Year ended December 31, 2024 compared to Year ended December 31, 2023

The following table sets forth our results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023:

	Year ended December 31,
	2024	2023	Change
Operating Expenses
General and administrative	$5,925,833	$6,070,517	$(144,684)
Research and development	3,602,632	3,307,987	294,645
Total operating expenses	9,528,465	9,378,504	149,961
Other (income) and expenses
Unrealized gain (loss)	(7,502)	2,683	(10,185)
Realized and accrued interest income	(558,491)	(694,614)	136,123
Total other income	(565,993)	(691,931)	125,938
Net loss	$(8,962,472)	$(8,686,573)	$(275,899)

General and Administrative Expenses

General and administrative expenses were approximately $5,926,000 and $6,071,000, in the year ended December 31, 2024 and 2023, respectively, representing a decrease of $145,000, or 2.4%. The decrease was primarily due to a decrease in travel allocated to general and administrative expenses of $168,000, a decrease in insurance of $124,000, offset with an increase in payroll and benefits of $105,000, an increase in legal fees and other public company expenses of $49,000, and an increase in non-cash stock-based compensation expense of $24,000.

Research and Development Expenses

Our research and development expenses during the year ended December 31, 2024 and 2023 were approximately $3,603,000 and $3,308,000, respectively, representing an increase of $295,000, or approximately 8.9%. The increase was primarily due to an increase of $176,000 worth of expenditures on our development programs, including work related to the clinical studies for the development of QRX003, manufacturing costs for material used in our clinical studies an increased allocation of internal compensation and travel costs to our research and development programs.  The increase also included approximately $140,000 in non-cash stock-based compensation expense. We expect to continue our research and development efforts by conducting the remaining studies necessary for the development and approval of QRX003, see “Components of Our Results of Operations - Research and Development Expenses” above.

We amortize licensed or acquired intellectual property over its expected useful life, included in research and development expenses set out above. The license from Skinvisible was obtained in October 2019, see “Research and Development, Patents and Licenses.” Amortization of intangible assets was approximately $100,000 and $104,000 in each of the years ended December 31, 2024 and 2023. As of December 31, 2023 we determined that the Polytherapeutics asset was no longer of use and reduced the carrying value to zero, incurring an impairment charge of approximately $18,000.

Other Expenses:

Interest and financing expense

We earned approximately $558,000 in interest income and approximately $7,500 in unrealized gain, and earned approximately $695,000 in interest income and incurred approximately $3,000 in unrealized loss, in the year ended December 31, 2024 and December 31 2023, respectively, from our cash and cash equivalents and investments in marketable debt securities. The decrease in interest income in the year ending December 31, 2024 is the result of lower average aggregate cash and investment balances and a decrease in interest rates.

Liquidity and Capital Resources

We have incurred net losses every year since inception. We believe that we have sufficient resources to effect our business plan for at least one year from the issuance of the consolidated financial statements included in this report; however, the Company is subject to risks common to development stage biopharmaceutical companies including, but not limited to, unanticipated clinical trial costs and the ability to estimate such occurrences, if any, on the Company’s cash, liquidity, additional financing requirements, and availability. Accordingly, we may need to raise additional funds sooner than planned. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Additional financing will be required to complete the research and development of our therapeutic targets and our other operating requirements, which may not be available at acceptable terms, if at all. If we are unable to obtain additional funding when it becomes necessary, the development of our product candidates will be impacted and we would likely be forced to delay, reduce, or terminate some or all of our development programs, all of which could have a material adverse effect on our business, results of operations and financial condition.

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

To the extent that we raise additional capital through the sale of our equity or convertible debt securities, and pursuant to the exercise of the warrants issued to our investors in the 2022 Offering, the 2023 Offering and the 2024 Offerings, the ownership interest of our equity holders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our equity holders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Summary Statement of Cash Flows – Year ended December 31, 2024 compared to Year ended December 31, 2023

As of December 31, 2024, we had approximately $14,057,000 in cash and investments in marketable securities. The table below presents our cash flows for the year ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Net cash used in operating activities	$(7,857,309)	$(7,864,429)
Net cash provided (used) in investing activities	(1,888,282)	2,188,316
Net cash provided by financing activities	10,967,736	5,216,683
Net change in cash and cash equivalents	$1,222,145	$(459,430)

Operating Activities

Net cash used in operating activities was approximately $7,857,000 and $7,864,000 for the year ended December 31, 2024 and 2023, respectively. The decrease for the year ended December 31, 2024 was primarily due to an increase in non-cash based stock compensation and an increase in accounts payable and accrued expenses, offset by an increase in operating expense and an increase in prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities in the year ended December 31, 2024 was approximately $1,888,000 and net cash provided by investing activities in the year ended December 31, 2023 was approximately $2,188,000 in each period consisting of net proceeds from maturity and purchases of short maturity US Treasury Bills and Notes.

Financing Activities

Net cash provided by financing activities was approximately $10,968,000 for the year ended December 31, 2024, consisting of approximately $11,568,000 in net proceeds from the March 2024 and December 2024 Offerings, partially offset by repayments of amounts due to officers of $600,000. Net cash provided by financing activities was approximately $5,217,000 for the year ended December 31, 2023, consisting of approximately $5,849,000 in net proceeds from the 2023 Offering partially offset by repayments of amounts due to officers of $600,000, and $33,000 in deferred financing costs.

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

In November 2020, Quoin Inc. entered into a Master Service Agreement with Therapeutics Inc. for the management of the preclinical and clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement was three years with automatic one year extensions, and the agreement required the execution of individual work orders. Quoin Inc. may terminate any work order for any reason with 90 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Therapeutics Inc. A work order was entered into in June 2022 for the first QRX003 clinical study at an expected estimated cost of approximately $4.4 million through 2024. An additional change order was entered into in December 2022 for a second QRX003 clinical study at an expected estimated cost of approximately $830,000.  An amended and restated change order for the two studies was entered into in December 2024 at an estimated total remaining cost from August 2024 of approximately $3.6 million for the two studies combined. In the years ended December 31, 2024 and 2023, we incurred research and development costs under these agreements of approximately $1.1 million and $1.5 million, respectively. During the year ended December 31, 2024, the Company received a credit of approximately $83,000 applied to prior expenses incurred during the period of January 2024 to March 2024. During the year ended December 31, 2023, the Company received a credit of approximately $278,000 applied to prior expenses incurred during the period of March 2023 to July 2023.

In November 2021, we entered into a research agreement with Queensland University of Technology (QUT) for a pre-clinical research program for the development of a product to treat Netherton Syndrome of approximately $250,000. In May 2022, we entered into a second research agreement with QUT for the development of a product to treat Scleroderma of approximately $610,000. Each agreement remains in place until the completion of the research program, which in each case was initially anticipated to be 18 months from execution.  For the years December 31, 2024 and 2023, we incurred research and development costs related to these agreements of approximately $0 and $361,000 respectively. Quoin is planning to schedule a meeting with QUT to discuss the future direction of both research programs.

On June 10, 2024, we entered into a research agreement with The School of Pharmacy at UCC. The scope of the agreement encompasses the development of novel topical formulations of Rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are currently no approved therapies or cures. Under the terms of the agreement, based on the achievement of certain milestones, we will fund up to approximately €567,000 ($608,000) plus VAT over an anticipated 2-1/2 year period to support the UCC research program to investigate the development of a number of topical rapamycin formulations for future development as potential treatments for several rare and orphan diseases. Following completion of the research program, we will have the option to advance the clinical development of rapamycin formulations developed by UCC. Work on this research project commenced in December 2024 and we accrued $10,000 in research and development costs for the year ended December 31, 2024.

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

We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the year ended December 31, 2024 there was no impairment indicator which required an impairment loss measurement.  During the year ended December 31, 2023, there was one impairment indicator which required an impairment loss measurement (see Note 10 to the Consolidated Financial Statements included in this Annual Report).

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework set forth in Internal Control — Integrated Framework by The Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013). Based on this assessment using this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because Quoin Pharmaceuticals Ltd. is not an accelerated filer or a large accelerated filer, and it is not subject to the attestation requirement.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fourth quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is certain information regarding the members of our board of directors (the “Board” or the “Board of Directors”) and our executive officers. Each director is entitled to serve until the 2025 annual meeting of shareholders and until a successor is duly elected and qualified or until his or her earlier retirement, resignation or removal.

Name	Age	Position(s)
Dr. Michael Myers	63	Chairman of the Board and Chief Executive Officer
Denise Carter	56	Director and Chief Operating Officer
Joseph Cooper(1)(3)	67	Director
James Culverwell(2)(4)	68	Director
Dr. Dennis H. Langer(5)	73	Director
Natalie Leong(1)(6)	39	Director
Michael Sember(2)	75	Director
Gordon Dunn	60	Chief Financial Officer
(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Nominating and Governance Committee.
(4)	Chairperson of our Audit Committee
(5)	Chairperson of our Compensation Committee
(6)	Chairperson of our Nominating and Governance Committee

Set forth below is a summary of the business experience of each of our directors and executive officers.

Dr. Michael Myers, Chief Executive Officer and Director. Dr. Myers is the co-founder of Quoin Inc. and has served as Chairman and Chief Executive Officer of Quoin Inc. since its inception in 2018. Dr. Myers has served as Chairman and Chief Executive Officer of Quoin Ltd. since October 28, 2021. Dr. Myers has over 36 years of industry experience in the drug delivery and specialty pharmaceutical sectors. From 2003 to October 2015, he served as Chief Executive Officer of Innocoll AG (n/k/a Innocoll Biotherapeutics N.A. Inc.), a biotherapeutics pharmaceutical company, and was responsible for taking that company public in 2014. From 2001 to 2002, he served as President of the drug delivery division of West Pharmaceutical Services, Inc., a publicly traded company and a designer and manufacturer of injectable pharmaceutical packaging and delivery systems. From 1996 to 1999, Dr. Myers served as the President of Pharmaceutical Operations for Fuisz Technologies (Biovail), a developer of food and drug delivery systems and technologies. From 2000 to 2001, Dr. Myers served as Executive Vice President and Chief Commercial Officer of Flamel Technologies (n/k/a Avadel Pharmaceuticals PLC, a publicly traded company and a specialty pharmaceutical company. From 1987 to 1995, Dr. Myers served as the Head of Pharmaceutical Development for Elan Corporation, a biotechnology drug company. Since 2019, Dr. Myers has served as a director of Sonoran Bioscience and Wellesley Pharmaceuticals, each a specialty pharmaceutical company. Dr. Myers has served as a director of Cranial Devices, a clinical stage medical device company since 2023.  Dr. Myers earned his Ph.D. in Chemistry from University College Cork, Ireland. We believe Dr. Myers is qualified to serve on our Board due to his extensive knowledge as one of Quoin Inc.’s co-founders and Chief Executive Officer, and his extensive clinical development, commercial and management experience with both public and private life sciences companies.

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

We believe Ms. Carter is qualified to serve on our Board due to her extensive knowledge as one of Quoin Inc.’s co-founders and Chief Operating Officer, and her extensive business development, sales and marketing and fundraising experience in the life sciences industry.

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

James Culverwell, Director. Mr. Culverwell has served as a director of Quoin Inc. since April 2021. Mr. Culverwell has served as a director of Quoin Ltd. since October 28, 2021. Since May 2013, Mr. Culverwell has served as the Chief Executive Officer and is currently Chairman of the Board of Directors of HOX Therapeutics, a prostate cancer research company. In 2005, Mr. Culverwell founded Sudbrook Associates, which provided strategic advice and fund raising services for life science companies. From 1992 to 2004, Mr. Culverwell was Senior Vice President and Global Coordinator Healthcare Research at Merrill Lynch. From 1982 to 1992, Mr. Culverwell was Director of Healthcare Equity Research at ABN Amro Bank N.V., a private banking company. Since February 2022, Mr. Culverwell has served as a director and Audit Committee Chairman of TC BioPharm (Holdings) plc, a publicly traded company and a cancer treatment development company. Since January 2005, Mr. Culverwell has served as a director, Audit Committee Chairman, and member of the Compensation Committee of SafeGuard Biosystems, a high throughput molecular diagnostics company. From April 2016 to September 2019, Mr. Culverwell served as a director and Audit Committee Chairman of Amryt Pharma PLC, a publicly traded company and a commercial-stage biopharmaceutical company. From February 2013 to July 2017, Mr. Culverwell served as a director and Audit Committee Chairman of Innocoll AG. He received an MSc with honors from the University of Aberdeen. We believe Mr. Culverwell is qualified to serve on our Board due to his extensive experience serving on the audit and compensation committees for multiple public and private life sciences and healthcare companies.

Dennis H. Langer, M.D., J.D., Director. Dr. Langer has served as a director of Quoin Inc. since 2019. Dr. Langer has served as a director of Quoin Ltd. Since October 28, 2021. From 2005 to 2010, Dr. Langer served as the Managing Partner at Phoenix IP Ventures, LLC, a private equity and venture capital fund specializing in life sciences companies. From 2004 to 2005, Dr. Langer was the President, North America for Dr. Reddy’s Laboratories, Inc., a multi-national pharmaceutical company. Dr. Langer was with GlaxoSmithKline, a multi-national pharmaceutical and biotechnology company, from 1994 - 2004, where he served as Senior Vice President, Project, Portfolio and Alliance Management, Senior Vice President, Product Development Strategy, and Senior Vice President, Healthcare Services R&D. From 1991 to 1994, he served as President and Chief Executive Officer at Neose Technologies, Inc., a clinical stage biopharmaceutical company. From 2004 to June 2022, Dr. Langer served as a director of Myriad Genetics, Inc., a publicly traded company and a genetic testing and precision medicine company. From 2021 to June 2022, Dr. Langer served as a director of Brooklyn ImmunoTherapeutics, Inc. (n/k/a Eterna Therapeutics Inc.), a publicly traded company and a biotechnology company. From 2007 to 2019, Dr. Langer served as a director of Dicerna Pharmaceuticals Inc., a publicly traded company and a biopharmaceutical company. Dr. Langer has served on the Dean’s Advisory Board of Harvard Law School since 2010, and as a Director of the Whitehead Institute for Biomedical Research since 2020. He received an M.D. from Georgetown University School of Medicine, a J.D. from Harvard Law School, and a B.A. in Biology from Columbia University. We believe Dr. Langer is qualified to serve on our Board due to his extensive experience as an executive and board member of public and private life sciences and healthcare companies.

Natalie Leong, Director. Ms. Leong has served as a director of Quoin Inc. since April 2021. Ms. Leong has served as a director of Quoin Ltd. since October 28, 2021. Since January 2023, Ms. Leong has been the Senior Vice President of Product Management for B.S.D. Capital, Inc. (d/b/a Lendistry), a minority-led small business lender. Ms. Leong was the Head of Finance and Product Strategy (October 2019 – October 2020) and subsequently Head of Product Management (October 2020 – November 2022) for LoanStreet Inc., a financial SaaS company. From May 2016 to July 2019, Ms. Leong served as the Lead for the Asset Liability Committee for the US at RBC Capital Markets. In addition, from August 2018 to October 2019, she served as the Lead for Global Originations FP&A for RBC Capital Markets. From October 2011 to May 2016, Ms. Leong worked as the Vice President of Capital Insights at National Australia

Bank. From February 2008 to October 2011, Ms. Leong served as a Senior Auditor at National Australia Bank. Ms. Leong earned her MBA at The Wharton School, University of Pennsylvania. She earned a B.Comm degree (Finance and Economics) and a B.A. degree (French and Literature) from the University of Melbourne in 2007. We believe Ms. Leong is qualified to serve on our Board due to her extensive financial and business management experience.

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

Gordon Dunn, Chief Financial Officer. Mr. Dunn has served as Chief Financial Officer of Quoin Ltd. since November 1, 2021. Mr. Dunn has over 30 years of finance experience. He served as Chief Financial Officer of Health Technologies Ltd. (d/b/a Qured), a UK-based healthcare provider, from March 2020 to October 2021, and as Chief Financial Officer of U-Research, an online company information platform, from July 2017 to March 2020. Mr. Dunn also served as Chief Financial Officer of Anton Corporation, a film and media finance company, from September 2016 to July 2017, and as Chief Financial Officer of Innocoll AG from 2012 to 2016. Prior to these roles, he had deep experience in investment banking and private equity, serving as Portfolio Manager of NewSmith Asset Management, a private equity fund from 2004 to 2014, and as Director of Investment Banking and Co-Head of Private Equity at Merrill Lynch, in addition to other roles, from 1994 to 2003. Mr. Dunn also serves as a director of Oddonos Gelati Italiani Ltd. Mr. Dunn was an associate at Morrison & Foerster LLP from 1991 to 1993. Mr. Dunn earned his JD from New York University School of Law and a BA from Stanford University.

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

Our Board adopted the Amended and Restated Charter of the Audit Committee that sets forth the responsibilities of the Audit Committee under Nasdaq listing standards, as well as the requirements for such committee under the Companies Law, including the following:

●	overseeing our independent registered public accounting firm and recommending the engagement, compensation or termination of engagement of our independent registered public accounting firm to the board of directors in accordance with Israeli law;
●	recommending the engagement or termination of the person filling the office of our internal auditor;
●	recommending the terms of audit and non-audit services provided by the independent registered public accounting firm for pre-approval by our board of directors;
●	determining whether there are deficiencies in the business management practices of our company, including in consultation with our internal auditor or the independent auditor, and making recommendations to the board of directors to improve such practices;
●	determining the approval process for transactions that are ‘non-negligible’ (i.e., transactions with a controlling shareholder that are classified by the audit committee as non-negligible, even though they are not deemed extraordinary transactions), as well as determining which types of transactions would require the approval of the audit committee, which determination may be based on annually pre-determined criteria;
●	determining whether to approve certain related party transactions (including transactions in which an office holder (as defined below) has a personal interest and whether such transaction is extraordinary or material under the Companies Law);
●	review and discuss the Company’s policies regarding information technology security and protection from cyber risks;
●	examining the work plan of the internal auditor before its submission to our board of directors and proposing amendments thereto or, upon a decision of the board of directors, acting as the corporate body to approve such work plan;
●	examining our internal controls and internal auditor’s performance, including whether the internal auditor has sufficient resources and tools at his disposal to fulfill his responsibilities;
●	examining the scope of our independent auditor’s work and compensation and submitting a recommendation with respect thereto to our board of directors; and
●	establishing procedures for the handling of employees’ complaints as to the management of our business and the protection to be provided to such employees.

Compensation Committee

The Compensation Committee of the Board consists of James Culverwell, Dennis Langer and Michael Sember, with Dr. Langer chairing the committee. The Board of Directors has determined that each member of the Compensation Committee is independent under Nasdaq listing standards.

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

Insider Trading Policy

The Company maintains an Insider Trading Policy governing the purchase, sale and other disposition of its securities by its officers, directors and employees. The Company believes its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as the Nasdaq listing standards applicable to the Company. The Insider Trading Policy prohibits trading while in possession of material, non-public information and during blackout periods. While the Company’s executive officers and directors are not required to enter into trading plans in advance of any transactions in Company securities, executive officers and directors are permitted to enter into trading plans that are intended to comply with the requirements of Rule 10b5-1 of the Exchange Act. The Insider Trading Policy requires all directors, officers and certain other specified employees who have regular access to material, non-public information about the Company in the normal course of their duties to comply with pre-clearance procedures prior to engaging in any transaction in Company securities. The Insider Trading Policy also requires the Company to comply with all insider trading laws, rules and regulations, and any applicable listing standards when engaging in transactions in its own securities. A copy of our Insider Trading Policy is attached as an exhibit to this Annual Report.

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

We have entered into agreements with each of our directors and executive officers exculpating them in advance, to the fullest extent permitted by law, from liability to us for damages caused to us as a result of a breach of duty of care, and undertaking to indemnify them to the fullest extent permitted by law. This indemnification is limited to events determined as foreseeable by the board of directors based on our activities and to an amount or according to criteria determined by the board of directors as reasonable under the circumstances.

In the opinion of the SEC, indemnification of directors and office holders for liabilities arising under the Securities Act, however, is against public policy and therefore unenforceable.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation awarded to, earned by, or paid to our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (collectively referred to as “named executive officers”) during the years ended December 31, 2024 and 2023.

				Option	All Other
		Salary	Bonus(1)	Awards(2)	Compensation(3)	Total(4)
Name and Principal Position	Year	($)	($)	($)	($)	($)
Dr. Michael Myers	2024	662,475	—	353,013	60,075	1,075,563
Chief Executive Officer	2023	602,250	301,125	292,263	59,550	1,255,188

Denise Carter	2024	529,980	—	353,017	63,625	946,622
Chief Operating Officer	2023	481,800	240,900	292,266	56,000	1,070,966

Gordon Dunn	2024	433,620	—	223,012	—	656,632
Chief Financial Officer	2023	394,200	197,100	184,635	—	775,935
(1)	For bonuses earned during the year ended December 31, 2023, represents a discretionary cash bonus granted in recognition of the applicable officer’s promotion of our long-term goals, strategy and operating plan, the need to have appropriate incentives for our officers, and contribution to the achievement of our objectives in accordance with the applicable officer’s respective corporate role during the year ended December 31, 2023. Dr. Myers’ and Ms. Carter’s bonuses were approved and/or ratified by the Board and the Compensation Committee, consistent with the Company’s Compensation Policy and within the limitations of the CEO Compensation Program (as described below) and the COO Compensation Program (as described below). The CEO Compensation Program and the COO Compensation Program were approved at our 2024 Annual Meeting held on December 5, 2024 (the “2024 Annual Meeting”). The amount of bonuses earned during the year ended December 31, 2024 is not calculable through the date of this Annual Report, and such amounts will be disclosed in a Current Report on Form 8-K after we obtain applicable approvals of our Board and the Compensation Committee.
(2)	Represents the grant date fair value of option awards granted to each of our named executive officers on October 26, 2023 and December 9, 2024, respectively, calculated in accordance with FASB ASC Topic 718. The 2023 options have an exercise price of $5.75 per ADS and vest in in three annual installments of 20% and a fourth annual installment of 40% beginning on October 26, 2024. The 2024 options have an exercise price of $0.78 per ADS and vest in in three annual installments of 20% and a fourth annual installment of 40% beginning on December 9, 2025. The option values were calculated using a Black-Scholes Model for pricing options. See Note 6 to the Consolidated Financial Statements included in this Annual Report for all relevant valuation assumptions used to determine the grant date fair value of these options.
(3)	Represents amounts paid as office and automobile allowance to Dr. Myers and Ms. Carter under their respective employment agreements, as well as the employer matching contribution to the executive’s 401(k) plan contributions under our Section 401(k) retirement plan (the “Section 401(k) Plan”), broken down as follows:

		Office	Car	401(k)
		Allowance	Allowance	Contributions	Total
		($)	($)	($)	($)

Michael Myers	2024	30,000	18,000	12,075	60,075
	2023	30,000	18,000	11,550	59,550
Denise Carter	2024	30,000	18,000	15,625	63,625
	2023	30,000	18,000	8,000	56,000
Gordon Dunn	2024	—	—	—	—
	2023	—	—	—	—

Employment Agreements

We entered into written employment agreements with our named executive officers that contain customary provisions, including non-compete and confidentiality provisions.

Dr. Myers. Pursuant to his Executive Employment Agreement with Quoin Inc., dated March 9, 2018, which was amended as of November 9, 2021 (as amended, the “Myers Agreement”), Dr. Myers is entitled to an annual base salary of $550,000, which accrued monthly until paid by Quoin Inc. Dr. Myers may also receive, subject to employment by us on the applicable date of bonus payout, an annual target discretionary bonus of not less than 45% of his annual base salary, payable at the discretion of the board of directors after approval of our compensation committee, subject to shareholder approval by a Special Majority for Compensation Matters. Pursuant to the Myers Agreement, Dr. Myers is also eligible to receive healthcare benefits as may be provided from time to time by us to our employees generally, and to receive paid time off annually in accordance with our policies in effect from time to time. Additionally, the Myers Agreement provides Dr. Myers with a monthly office allowance of $2,500 and a monthly automobile allowance of $1,500. At the annual general meeting of shareholders held on October 26, 2023, shareholders approved an amendment to Dr. Myers’ employment agreement to increase Dr. Myer’s annual base salary by 9.5%, retroactive to January 1, 2023, to $602,250. After the 2024 Annual Meeting, on December 9, 2024, the Compensation Committee and the Board took the following actions which were consistent with the Company’s Compensation Policy and within the limitations of the CEO Compensation Program: (i) approved and ratified Dr. Myers’ 2024 annual base salary at $662,475 (retroactive to January 1, 2024), (ii) approved and ratified a discretionary cash bonus for Dr. Myers for fiscal 2023 services of $301,125; and (iii) granted Dr. Myers an option to purchase 536,603 ADSs under Quoin’s Amended and Restated Equity Incentive Plan, with an exercise price equal to $0.78 per ADS, the fair market value on the date of grant.

Ms. Carter. Pursuant to her Executive Employment Agreement with Quoin Inc., dated March 9, 2018, which was amended as of November 9, 2021 (as amended, the “Carter Agreement”), Ms. Carter is entitled to an annual base salary of $440,000, which accrued monthly until paid by Quoin Inc. Ms. Carter may also receive, subject to employment by us on the applicable date of bonus payout, an annual target discretionary bonus of not less than 45% of her annual base salary, payable at the discretion of the board of directors after approval of our compensation committee, subject to shareholder approval by a Special Majority for Compensation Matters. Pursuant to the Carter Agreement, Ms. Carter is also eligible to receive healthcare benefits as may be provided from time to time by us to our employees generally, and to receive paid time off annually in accordance with Quoin’s policies in effect from time to time. Additionally, the Carter Agreement provides Ms. Carter with a monthly office allowance of $2,500 and a monthly automobile allowance of $1,500. At the annual general meeting of shareholders held on October 26, 2023, shareholders approved an amendment to Ms. Carter’s employment agreement to increase to Ms. Carter’s annual base salary by 9.5%, retroactive to January 1, 2023, to $481,800. After the 2024 Annual Meeting, on December 9, 2024, the Compensation Committee and the Board took the following actions which were consistent with the Company’s Compensation Policy and within the limitations of the COO Compensation Program: (i) approved and ratified Ms. Carter’s 2024 annual base salary at $529,980 (retroactive to January 1, 2024), (ii) approved and ratified a discretionary cash bonus for Ms. Carter for fiscal 2023 services of $240,900; and (iii) granted Ms. Carter an option to purchase 536,609 ADSs under Quoin’s Amended and Restated Equity Incentive Plan, with an exercise price equal to $0.78 per ADS, the fair market value on the date of grant.

Mr. Dunn. Pursuant to his Service Agreement with Quoin Inc., dated November 1, 2021 (as amended, the “Dunn Agreement”), Mr. Dunn is entitled to an annual base salary of $360,000. In addition, Mr. Dunn received a signing bonus equal to one-twelfth of his annual base salary, and is entitled to receive subject to employment by us on the applicable date of bonus payout, an annual target discretionary bonus of not less than 45% of his annual base salary, payable at the discretion of the Board, which was prorated for 2021. Under the Dunn Agreement, we granted an option to Mr. Dunn to purchase our ordinary shares, with a $1.25 million grant date value. Mr. Dunn is also eligible to receive healthcare benefits as may be provided from time to time by us to our employees generally and paid time off annually in accordance with our policies in effect from time to time. Effective October 26, 2023, Mr. Dunn’s annual base salary was amended to provide for an increase to his annual base salary by 9.5%, retroactive to January 1, 2023, to $394,200. On December 9, 2024, the Compensation Committee and the Board took the following actions which were consistent with the Company’s Compensation Policy: (i) approved and ratified the setting of the 2024 annual base salary for Gordon Dunn, our Chief Financial Officer, at $433,620 (retroactive to January 1, 2024), (ii) approved and ratified a discretionary cash bonus for Mr. Dunn for fiscal 2023 services of $197,100; and (iii) granted Mr. Dunn an option to purchase 338,994 ADSs under Quoin’s Amended and Restated Equity Incentive Plan, with an exercise price equal to $0.78 per ADS, the fair market value on the date of grant.

Compensation Program for Dr. Michael Myers

At the 2024 Annual Meeting, the Company’s shareholders approved a compensation program for the Company’s Chief Executive Officer and Chairman of the Board, Dr. Michael Myers. The program sets forth the following compensation limitations applicable to Dr. Myers which the Compensation Committee and the Board can utilize in setting Dr. Myers’ compensation, beginning with the compensation to be paid in fiscal 2024, without the need to obtain further shareholder approval:

(i)an annual increase of base salary of up to 15% of Dr. Myers’ then effective base salary;

(ii)an annual cash bonus of up to 50% of Dr. Myers’ annual base salary during the fiscal year for which the annual cash bonus is paid (for example, Dr. Myers’ bonus to be paid in fiscal 2025 for fiscal 2024 services would be based upon a percentage, up to 50%, of Dr. Myers’ annual base salary in fiscal 2024); and

(iii)an annual equity grant in any form permitted under the Company’s equity incentive plan in effect from time to time with an annual value (determined in accordance with the Black-Scholes formula or another widely accepted and suitable formula for calculating the value of equity awards) of up to 500% of the maximum total fixed component (base salary and benefits) to which Dr. Myers is entitled in the grant year.

(together the “CEO Compensation Program”).

In setting future compensation for Dr. Myers consistent with the terms of the CEO Compensation Program, the Compensation Committee and the Board will continue to annually review market competitive compensation as a reference, individual performance, the need to have appropriate incentives for our officers, and Dr. Myers’ experience and expected contributions.

Compensation Program for Denise Carter

Also at the 2024 Annual Meeting, the Company’s shareholders approved a compensation program for the Company’s Chief Operating Officer and a member of the Board, Denise Carter. The program sets forth the following compensation limitations applicable to Ms. Carter which the Compensation Committee and the Board can utilize in setting Ms. Carter’s compensation, beginning with the compensation to be paid in fiscal 2024, without the need to obtain further shareholder approval:

(i)an annual increase of base salary of up to 15% of Ms. Carter’s then effective base salary;

(ii)an annual cash bonus of up to 50% of Ms. Carter’s annual base salary during the fiscal year for which the annual cash bonus is paid (for example, Ms. Carter’s bonus to be paid in fiscal 2025 for fiscal 2024 services would be based upon a percentage, up to 50%, of Ms. Carter’s annual base salary in fiscal 2024); and

(iii)an annual equity grant in any form permitted under the Company’s equity incentive plan in effect from time to time with an annual value (determined in accordance with the Black-Scholes formula or another widely accepted and suitable formula for calculating the value of equity awards) of up to 500% of the maximum total fixed component (base salary and benefits) to which Ms. Carter is entitled in the grant year.

(together the “COO Compensation Program”).

In setting future compensation for Ms. Carter consistent with the terms of the CEO Compensation Program, the Compensation Committee and the Board will continue to annually review market competitive compensation as a reference, individual performance, the need to have appropriate incentives for our officers, and Ms. Carter’s experience and expected contributions.

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

Outstanding Equity Awards at December 31, 2024

The following table sets forth information with respect to outstanding equity awards for each named executive officer as of December 31, 2024.

		Number of	Number of
		Securities	Securities
		Underlying	Underlying	Option
		Unexercised	Unexercised	Exercise	Option
	Option Grant	Options (#)	Options (#)	Price	Expiration
Name	Date	Exercisable	Unexercisable(1)	($)(2)	Date

Dr. Michael Myers	4/12/2022	3,572	3,571	210	04/12/2032
	10/26/2023	16,193	64,772	5.75	10/26/2033
	12/9/2024	—	536,603	0.78	12/9/2034
Denise Carter	4/12/2022	3,572	3,571	210	04/12/2032
	10/26/2023	16,193	64,773	5.75	10/26/2033
	12/9/2024	—	536,609	0.78	12/9/2034
Gordon Dunn	4/12/2022	2,976	2,977	210	04/12/2032
	10/26/2023	10,230	40,919	5.75	10/26/2033
	12/9/2024	—	338,994	0.78	12/9/2034
(1)	Represents the number of ADSs issuable upon the exercise of options. The 2022 options vest in four equal annual installments beginning on April 12, 2023. The 2023 options vest in three annual installments of 20% and a fourth annual installment of 40% beginning on October 26, 2024. The 2024 options vest in three annual installments of 20% and a fourth annual installment of 40% beginning on December 9, 2025.
(2)	Represents the exercise price per ADS.

Amended and Restated Equity Incentive Plan

At our Annual General Meeting held on April 12, 2022, our shareholders approved our Amended and Restated Equity Incentive Plan (the “Plan”), which amended and restated our 2014 Global Incentive Option Scheme. The number of shares reserved for issuance under the Plan is equal to 15% of our outstanding ordinary shares on a fully-diluted basis. The purpose of the Plan is to attract, retain and motivate our employees (including prospective employees), non-employee directors and consultants. The Board has the power to administer the Plan, either directly or upon the recommendation of the Compensation Committee of the Board, in accordance with applicable law and our Articles of Association. Options granted under the Plan are subject to applicable vesting schedules and generally expire ten years from the grant date

Company Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company does not have a formal policy on the timing of awards of options in relation to the disclosure of material nonpublic information by the Company. The Board and the Compensation Committee does not seek to time equity grants to take advantage of information, either positive or negative, about our company that has not been publicly disclosed. Option grants are effective on the date the award determination is made by the Board and/or the Compensation Committee, and the exercise price of options is the closing market price of our ADSs on the date of the grant or, if the grant is made on a weekend or holiday, on the prior business day.

Clawback Policy

The Board adopted a clawback policy which requires the clawback of erroneously awarded incentive-based compensation of past or current executive officers awarded during the three full fiscal years preceding the date on which the issuer is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the federal securities laws. There is no fault or misconduct required to trigger a clawback.

The Compensation Committee shall determine, in its sole discretion, the timing and method for promptly recouping such erroneously awarded compensation, which may include without limitation: (a) seeking reimbursement of all or part of any cash or equity-based award, (b) cancelling prior cash or equity-based awards, whether vested or unvested or paid or unpaid, (c) cancelling or offsetting against any planned future cash or equity-based awards, (d) forfeiture of deferred compensation, subject to compliance with Section 409A of the Internal Revenue Code and the regulations promulgated thereunder, and (e) any other method authorized by applicable law or contract. Subject to compliance with any applicable law, the Compensation Committee may affect recovery under this policy from any amount otherwise payable to the executive officer, including amounts payable to such individual under any otherwise applicable Company plan or program, including base salary, bonuses or commissions and compensation previously deferred by the executive officer.

Potential Payments Upon Termination or in Connection With a Change of Control

Employment Agreements

Pursuant to each of the Myers Agreement and the Carter Agreement, Dr. Myers and Ms. Carter, respectively, are entitled to the following benefits upon termination of their employment:

●	Termination for any reason: Upon the termination of such executive’s employment for any reason, such executive will receive (i) his or her Base Salary (as defined in the Myers Agreement or the Carter Agreement, as applicable) through the Exit Date (as defined in the Myers Agreement or the Carter Agreement, as applicable), (ii) any Bonuses (as defined in the Myers Agreement or the Carter Agreement, as applicable) to which he or she is entitled and has already earned for the prior fiscal year, and (iii) any other accrued or vested benefits or reimbursements through the Exit Date to which such executive is entitled to contractually or by operation of law.
●	Termination upon death or Disability: In the event of the executive’s termination due to his or her death or Disability (as defined in the Myers Agreement or the Carter Agreement, as applicable), then, in addition to the payments set forth above, the executive will receive his or her pro rata portion of the Bonus such executive would have been entitled to receive for the fiscal year in which the Exit Date occurs, based upon the percentage of the fiscal year that elapsed through the Exit Date. Additionally, in the event of termination due to Disability, the executive will receive, for a period of 24 months following the Exit Date, such executive monthly COBRA premium.
●	Termination without Cause or for Good Reason: In addition to the payments set forth in the first bullet above, if Dr. Myers or Ms. Carter is terminated by the Company without Cause (as defined in the Myers Agreement or the Carter Agreement, as applicable), or Dr. Myers or Ms. Carter terminates his or her employment for Good Reason (as defined in the Myers Agreement or the Carter Agreement, as applicable), he or she will be entitled to receive (i) his or her Base Salary for 2 years from the Exit Date and 2 times the current years’ Bonus, and (ii) continuation of such executive’s medical benefits for 2 years from the Exit Date (unless the executive becomes employed elsewhere during such 2 year period and is eligible to receive comparable medical benefits).

As a condition precedent to receiving any of the foregoing benefits, Dr. Myers and/or Ms. Carter, as applicable, must first sign a Release (as defined in the Myers Agreement or the Carter Agreement, as applicable).

Mr. Dunn, pursuant to the Dunn Agreement, is also entitled to the following benefits upon termination of his employment:

●	Garden Leave: During any period of notice to terminate Mr. Dunn’s employment, Mr. Dunn will continue to be entitled to his basic salary and contractual benefits in the usual course.
●	Payment in lieu of notice: Upon the termination of Mr. Dunn’s employment at any time, Mr. Dunn will receive payment equal to his basic salary as of the termination date which he would have been entitled to receive under the Dunn Agreement during the notice period referred to in the bullet below, less income tax and national insurance contributions. Payment in lieu of notice will not include (i) any bonus or commission payments that might otherwise have been paid to Mr. Dunn during the period for which such payment in lieu of notice is made, (ii) benefits Mr. Dunn would have been entitled to during such time, and (iii) holiday entitlement that would have accrued during such time.
●	Termination: Subject to successful completion of the probationary employment period as set forth in the Dunn Agreement, and except in connection with certain “for cause” events, as set forth in Section 20.2 of the Dunn Agreement, the Company may terminate Mr. Dunn’s employment by giving at least 12 months’ prior written notice, and is obligated to continue paying Mr. Dunn his basic salary and other benefits during such notice period.

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

The compensation policy must be based on certain considerations, include certain provisions and reference certain matters as set forth in the Companies Law. The compensation policy must serve as the basis for decisions concerning the financial terms of employment or engagement of office holders, including exculpation, insurance, indemnification or any monetary payment or obligation of payment in respect of employment or engagement. The compensation policy must be determined and later reevaluated according to certain factors, including: the advancement of the company’s objectives, business plan and long-term strategy; the creation of appropriate incentives for office holders, while considering, among other things, the company’s risk management policy; the size and the nature of the company’s operations; and with respect to variable compensation, the contribution of the office holder towards the achievement of the company’s long-term goals and the maximization of its profits, all with a long-term objective and according to the position of the office holder. The compensation policy must furthermore consider the following additional factors:

●the education, skills, experience, expertise and accomplishments of the relevant office holder;
●the office holder’s position and responsibilities;
●prior compensation agreements with the office holder;

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

●with regards to variable components:
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
●a limit to retirement grants.

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

Non-Employee Director Compensation

Under our non-employee directors’ compensation program, as amended, non-employee directors are entitled to receive the following cash compensation for their services:

●	each non-employee director receives an annual base retainer of $82,500;
●	each committee chairperson receives an additional retainer of $15,000 for his or her service as a chairperson; and
●	each member of a standing committee receives an additional retainer of $5,000 for such service on a standing committee.

In addition to cash compensation, our non-employee directors are also entitled to equity awards under our director compensation policy. Each non-employee director is entitled to receive an annual award of options with a value of no less than $20,000 and no more than $60,000, with such value being determined annually at the discretion of the Compensation Committee and the Board.  In addition, each non-employee director who joins the Board is granted an inaugural award of options valued at $165,000. The following table sets forth information concerning the compensation awarded to, earned by or paid to non-employee directors for the year ended December 31, 2024.

	Fees Earned or	Option
	Paid in Cash	Awards(1)	Total
Name	($)	($)	($)
Joseph Cooper	92,500	33,363	125,863
James Culverwell	102,500	33,363	135,863
Dr. Dennis H. Langer	97,500	33,363	130,863
Natalie Leong	102,500	33,363	135,863
Michael Sember	87,500	33,363	120,863
(1)	Represents the grant date fair value of option awards granted to each of our non-employee directors on December 9, 2024, calculated in accordance with FASB ASC Topic 718. These options have an exercise price of $0.78 per ADS and vests in four annual installments with 20% vesting on each of December 9, 2025, 2026 and 2027 and 40% vesting on December 9, 2028. The option values were calculated using a Black-Scholes Model for pricing options. See Note 6 to Consolidated Financial Statements included in this Annual Report for all relevant valuation assumptions used to determine the grant date fair value of these options. As of December 31, 2024, the aggregate number of outstanding options held by each of our non-employee directors was 59,438 ADSs.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of our ordinary shares (including ordinary shares represented by ADSs) as of March 10, 2025 by:

●	each person, or group of affiliated persons, known by us to own beneficially 5% or more of our outstanding ordinary shares;
●	each of our directors and named executive officers; and
●	all of our directors and officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally means sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. Unless otherwise indicated in the footnotes to this table, we believe that each of the persons named in this table has sole voting and investment power with respect to the securities indicated as being beneficially owned.

Except as indicated by footnote, the beneficial ownership information is based upon 20,585,830 ordinary shares outstanding as of March 10, 2025. A security that may be acquired by a person within 60 days of March 10, 2025, pursuant to the exercise of options or warrants are deemed to be outstanding for purpose of computing the percentage ownership of such person, but are not deemed to be outstanding for purposes of computing the percentage ownership of ordinary shares beneficially owned by any other person shown in the table. Each ADS represents one ordinary share.

Unless indicated otherwise below, the address of our directors and executive officers is c/o Quoin Pharmaceuticals Ltd., 42127 Pleasant Forest Court, Ashburn, VA 20148-7349.

	Amount and Nature of Beneficial	Percentage
Name and Address of Beneficial Owner	Ownership	of Class
Directors and Named Executive Officers:
Dr. Michael Myers(1)	1,049,523	4.99%
Denise Carter(2)	1,049,532	4.99%
Joseph Cooper(3)	2,602	*
James Culverwell(4)	302,919	1.46%
Dr. Dennis Langer(5)	2,655	*
Natalie Leong(6)	2,602	*
Michael Sember(7)	2,602	*
Gordon Dunn(8)	410,214	1.97%
All directors and officers as a group (8 persons) (9)	2,822,651	13.46%

* Less than 1%

(1)	Consists of (i) 602,808 ADSs held directly, (ii) 21,550 ADSs issuable the upon the exercise of options which may be exercised within 60 days of March 10, 2025, (iii) 425,165 ADSs issuable upon the exercise of 425,165 December 2024 Warrants acquired in the December 2024 Offering which may be exercised within 60 days of March 10, 2025 (does not include 685,947 ADSs issuable upon the exercise of 685,947 December 2024 Warrants due to the 4.99% beneficial ownership limitation in such Warrants).
(2)	Consists of (i) 602,648 ADSs held directly, (ii) 21,550 ADSs issuable upon the exercise of options which may be exercised within 60 days of March 10, 2025, and (iii) 425,334 ADSs issuable upon the exercise of 425,334 December 2024 Warrants acquired in the December 2024 Offering which may be exercised within 60 days of March 10, 2025 (does not include 685,778 ADSs issuable upon the exercise of 685,778 December 2024 Warrants due to the 4.99% beneficial ownership limitation in such Warrants).
(3)	Represents 2,602 ADSs issuable the upon exercise of options which may be exercised within 60 days of March 10, 2025.
(4)	Consists of (i) 100,317 ADSs held directly, (ii) 2,602 ADSs issuable upon the exercise of options which may be exercised within 60 days of March 10, 2025, and (iii) 200,000 ADSs issuable upon the exercise of 200,000 December 2024 Warrants acquired in the December 2024 Offering which may be exercised within 60 days of March 10, 2025.

(5)	Consists of (i) 53 ADSs held directly and (ii) 2,602 ADSs issuable upon the exercise of options which may be exercised within 60 days of March 10, 2025.
(6)	Represents 2,602 ADSs issuable upon the exercise of options which may be exercised within 60 days of March 10, 2025.
(7)	Represents 2,602 ADSs issuable upon the exercise of options which may be exercised within 60 days of March 10, 2025.
(8)	Represents (i) 151,077 ADSs held directly, (ii) 14,695 ADSs issuable upon the exercise of options which may be exercised within 60 days of March 10, 2025, and (iii) 244,442 ADSs issuable upon the exercise of 244,442 December 2024 Warrants acquired in the December 2024 Offering.
(9)	Consists of (i) 1,456,903 ADSs held directly, (ii) 70,807 ADSs issuable upon the exercise of options which may be exercised within 60 days of March 10, 2025, and (iii) 1,294,941 ADSs issuable upon the exercise of 1,294,941 December 2024 acquired in the December 2024 Offering (such number does not include 1,371,725 ADSs issuable upon the exercise of 1,371,725 December 2024 Warrants due to the 4.99% beneficial ownership limitation in such Warrants).

Equity Compensation Plan Table

The following table summarizes our equity compensation plan information as of December 31, 2024.

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under equity
	to be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected
Plan category	warrants and rights(1)	warrants and rights(2)	in column (a)(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,943,787	$4.29	7,253,490
Equity compensation plans not approved by security holders	—	—	—
Total	1,943,787	$4.29	7,253,490
(1)	Represents the number of ADSs issuable upon the exercise of options.
(2)	Represents the exercise price per ADS.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Under the corporate governance standards of Nasdaq, a majority of our directors must meet the independence requirements specified in those rules. The Board determined that Joseph Cooper, James Culverwell, Dr. Dennis Langer, Natalie Leong, and Michael Sember, qualify as independent directors, as such term is defined under Nasdaq listing rules.

Certain Relationships and Related Transactions

Due to the limited funding of Quoin Inc. prior to the consummation of the Merger, the compensation, including salary, office and car allowances and other benefits, due to Dr. Myers and Ms. Carter under their respective employment agreements, as well as reimbursement of expenses and other amounts paid by Dr. Myers and Ms. Carter to third parties on behalf of Quoin Inc., were not paid by Quoin Inc. to Dr. Myers and Ms. Carter, and were accrued as indebtedness to Dr. Myers and Ms. Carter. Following the closing of the Merger, Quoin Inc. began making payments of $25,000 per month to each of Dr. Myers and Ms. Carter to repay the above-described non-interest-bearing indebtedness. We repaid $300,000 and $300,000 of such indebtedness to Dr. Myers, and $300,000 and $300,000 to Ms. Carter, during the years ended December 31, 2023 and 2024, respectively. As of December 31, 2024, approximately $1,659,000 and $1,265,000 of such indebtedness was outstanding to Dr. Myers and Ms. Carter, respectively.

On October 2 2020, Quoin Inc. issued promissory notes (the “2020 Notes”) to five noteholders, including our directors, Messrs. Langer and Culverwell (collectively, “2020 Noteholders”). The 2020 Notes were mandatorily convertible into 432 ADSs, subject to adjustment and were converted in 2021. The ADSs issued to the 2020 Noteholders did not include accrued interest. Two of the five 2020 Noteholders received their amount due during the year ended December 31, 2022 and the Company’s estimate of the liability to the remaining three 2020 Noteholders (including Messrs Langer and Culverwell) was estimated to be $1,146,000 as of December 31, 2024 and December 31, 2023.

On December 23, 2024, we completed the December 2024 Offering of our ordinary shares represented by ADSs, Series F Warrants to purchase ordinary shares represented by ADSs, Series G Warrants to purchase ordinary shares represented by ADSs and pre-funded warrants to purchase ordinary shares represented by ADSs. The Company received aggregate gross proceeds from the December 2024 Offering of approximately $6.8 million, before deducting placement agent fees and other offering expenses. Dr. Myers, Ms. Carter, Mr. Dunn and Mr. Culverwell purchased an aggregate of 1,333,333 of our ADSs and accompanying Series F Warrants and Series G Warrants to purchase an aggregate of 2,666,666 of our ADSs, for a total purchase price of approximately $600,000, at the public offering price and on the same terms as the other purchasers in the December 2024 Offering.

Item 14. Principal Accountant Fees and Services

Marcum LLP (“Marcum”) has served as the Company’s independent registered public accounting firm since September 1, 2022.

The following table sets forth the aggregate accounting fees paid by us to Marcum for all services, including audit services, for the years ended December 31, 2024 and 2023, as applicable.

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Type of Fees (a) (in thousands)
Audit Fees	$350	$244
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$350	$244
(a)	The aggregate fees included in Audit Fees are fees billed for the fiscal years.

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

Pre-Approval Policy

Our audit committee has a pre-approval policy for the engagement of our independent registered public accounting firm to perform audit and non-audit services. Pursuant to this policy, which is designed to assure that such engagements do not impair the independence of our auditors, the audit committee pre-approves annually a catalog of specific audit and non-audit services in the categories of audit services, audit-related services and tax services, if any, that may be performed by our independent registered public accounting firm. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it.

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

3.1*	Amended and Restated Articles of Association of Quoin Pharmaceuticals Ltd., as amended
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

4.4	Form of Primary Warrants for the Purchase Agreement (incorporated by reference to Exhibit B to Exhibit 10.4 to Form 6-K filed with the SEC on March 24, 2021).
4.5	Form of Exchange Warrant (incorporated by reference to Exhibit 99.1 to Form 6-K filed with the SEC on September 17, 2021).
4.6	Form of Series A Warrant (incorporated by reference to Exhibit 2.5 to Form 20-F filed with the SEC on April 13, 2022).
4.7	Form of Series B Warrant (incorporated by reference to Exhibit 2.6 to Form 20-F filed with the SEC on April 13, 2022).
4.8	Form of Series C Warrant (incorporated by reference to Exhibit 2.7 to Form 20-F filed with the SEC on April 13, 2022).
4.9

Form of Warrant Agent Agreement between Cellect Biotechnology Ltd. and Computershare Inc., as warrant agent, including the form of Warrant (incorporated by reference to Exhibit 4.6 of the Registration Statement on Form F-1 filed with the SEC on February 7, 2019).

4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.12 of the Registration Statement on Form F-1 filed with the SEC on August 3, 2022).
4.11	Form of Common Warrant (incorporated by reference to Exhibit 4.13 of the Registration Statement on Form F-1 filed with the SEC on August 3, 2022).
4.12

Form of Amendment No. 1 to Warrant to Purchase Ordinary Shares Represented by American Depositary Shares (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on February 28, 2023).

4.13	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 28, 2023).
4.14	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 28, 2023).
4.15*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.16	Form of Pre-Funded Warrant issued in the 2024 Offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 8, 2024).
4.17	Form of Series D Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 8, 2024).
4.18	Form of Series E Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on March 8, 2024).
4.19

Form of Amendment to Warrants to Purchase Ordinary Shares Represented by American Depositary Shares (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the SEC on March 8, 2024).

4.20	Form of Pre-Funded Warrant issued in the December 2024 Offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 26, 2024).
4.21	Form of Series F Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on December 26, 2024).
4.22	Form of Series G Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on December 26, 2024).
4.23

Form of Amendment to Warrants to Purchase Ordinary Shares Represented by American Depositary Shares (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the SEC on December 26, 2024).

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

10.34#	Form of Non-Qualified Stock Option Award Agreement for directors (incorporated by reference to Exhibit 10.34 to Form F-1 filed with the SEC on August 3, 2022).
10.35#	Form of Non-Qualified Stock Option Award Agreement for officers (incorporated by reference to Exhibit 10.35 to Form F-1 filed with the SEC on August 3, 2022).

10.36	License and Distribution Agreement, by and between Quoin Pharmaceuticals Inc. and Farma Mondo (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 13, 2023).
10.37	Form of Securities Purchase Agreement, dated August 5, 2022 (incorporated by reference to Exhibit 4.11 of the Registration Statement on Form F-1/A filed with the SEC on August 4, 2022).
10.38

Placement Agency Agreement by and between A.G.P. / Alliance Global Partners and Quoin Pharmaceuticals Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 28, 2023

10.39

Purchase Agreement, dated January 25, 2024, by and between Quoin Pharmaceuticals Ltd. and Alumni Capital LP (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 30, 2024).

10.40	Securities Purchase Agreement dated March 4, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 8, 2024).
10.41	Placement Agency Agreement dated March 4, 2024 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on March 8, 2024).
10.42	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 26, 2024).
10.43	Placement Agency Agreement dated December 20, 2024 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on December 26, 2024).
10.44*	Non-Employee Directors’ Compensation Program, as amended
10.45*	CEO Compensation Program
10.46*	COO Compensation Program
14.1	Code of Ethics. (incorporated by reference to Exhibit 14.1 to Form 10-K filed with the SEC on March 15, 2023).
19.1*	Quoin Pharmaceuticals Ltd. Insider Trading Policy
21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 8.1 to Form 20-F filed with the SEC on April 13, 2022).
23.1*	Consent of Marcum LLP, Certified Public Accountants
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
97.1	Clawback Policy (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the SEC on March 14, 2024).
101*

Information formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Date: March 13, 2025	QUOIN PHARMACEUTICALS LTD.

	By:	/s/ Dr. Michael Myers
	Name:	Dr. Michael Myers
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Michael Myers	Chairman and Chief Executive Officer	March 13, 2025
Dr. Michael Myers	(Principal Executive Officer)

/s/ Gordon Dunn	Chief Financial Officer
Gordon Dunn	(Principal Financial Officer and Principal Accounting Officer)	March 13, 2025

/s/ Denise Carter
Denise Carter	Director and Chief Operating Officer	March 13, 2025

/s/ Joseph Cooper
Joseph Cooper	Director	March 13, 2025

/s/ James Culverwell
James Culverwell	Director	March 13, 2025

/s/ Dennis Langer
Dennis Langer	Director	March 13, 2025

/s/ Natalie Leong
Natalie Leong	Director	March 13, 2025

/s/ Michael Sember
Michael Sember	Director	March 13, 2025

QUOIN PHARMACEUTICALS LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Quoin Pharmaceuticals Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quoin Pharmaceuticals Ltd. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020

Morristown, New Jersey

March 13, 2025

QUOIN PHARMACEUTICALS LTD.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$3,623,343	$2,401,198
Investments	10,433,535	8,293,663
Prepaid expenses and other current assets	869,126	591,034
Total current assets	14,926,004	11,285,895

Prepaid expenses - long term	300,000	300,000
Intangible assets, net	483,334	583,334
Total assets	$15,709,338	$12,169,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$905,704	$526,523
Accrued expenses	1,528,977	1,308,706
Accrued interest and financing expense	1,146,251	1,146,251
Due to officers - short term	600,000	600,000
Total current liabilities	4,180,932	3,581,480

Due to officers - long term	2,323,733	2,923,733
Total liabilities	$6,504,665	$6,505,213

Commitments and contingencies

Shareholders’ equity:
Ordinary shares, no par value per share, 100,000,000 ordinary shares authorized at December 31, 2024 and December 31, 2023, respectively - 8,948,164 (8,948,164 ADS’s) ordinary shares issued and outstanding at December 31, 2024 and 987,220 (987,220 ADS’s) at December 31, 2023	$—	$—
Additional paid in capital	64,370,465	51,867,336
Accumulated deficit	(55,165,792)	(46,203,320)
Total shareholders’ equity	9,204,673	5,664,016

Total liabilities and shareholders’ equity	$15,709,338	$12,169,229

The accompanying footnotes are an integral part of these consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Consolidated Statements of Operations

	Years Ended December 31,
	2024	2023

Operating expenses
General and administrative	$5,925,833	$6,070,517
Research and development	3,602,632	3,307,987
Total operating expenses	9,528,465	9,378,504

Other (income) and expenses
Unrealized (gain) loss	(7,502)	2,683
Realized and accrued interest income	(558,491)	(694,614)
Total other income	(565,993)	(691,931)
Net loss	$(8,962,472)	$(8,686,573)

Loss per ADS
Loss per ADS
Basic	$(1.91)	$(9.64)
Fully-diluted	$(1.91)	$(9.64)

Weighted average number of ADS’s outstanding
Basic	4,688,723	900,919
Fully-diluted	4,688,723	900,919

The accompanying footnotes are an integral part of these consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2024 and 2023

					Additional
	Ordinary		No Par	Treasury	Paid in	Accumulated
	Shares	ADS’s	Value	Stock	Capital	Deficit	Total
Balance at December 31, 2022	403,887	403,887	$—	$(2,932,000)	$47,855,521	$(37,516,747)	$7,406,774
Net loss	—	—	—	—	—	(8,686,573)	(8,686,573)
Stock based compensation	—	—	—	—	1,094,549	—	1,094,549
Retirement of Treasury Stock	—	—	—	2,932,000	(2,932,000)	—	—
Issuance of ADS and Pre-Funded Warrants, net	583,333	583,333	—	—	5,849,266	—	5,849,266
Balance at December 31, 2023	987,220	987,220	$—	$—	$51,867,336	$(46,203,320)	$5,664,016
Net loss	—	—	—	—	—	(8,962,472)	(8,962,472)
Stock based compensation	—	—	—	—	1,258,890	—	1,258,890
Issuance of ADS and Pre-Funded Warrants - March 7, 2024, net	4,062,500	4,062,500	—	—	5,496,304	—	5,496,304
Issuance of ADS and Pre-Funded Warrants - December 23, 2024, net	3,898,444	3,898,444	—	—	5,747,935	—	5,747,935
Balance at December 31, 2024	8,948,164	8,948,164	$—	$—	$64,370,465	$(55,165,792)	$9,204,673

The accompanying footnotes are an integral part of these consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023
Cash flows used in operating activities:
Net loss	$(8,962,472)	$(8,686,573)
Stock based compensation	1,258,890	1,094,549
Amortization of intangibles	100,000	103,706
Asset impairment	—	17,521
Unrealized gain and accrued interest on investments	(251,590)	(489,079)
Changes in assets and liabilities:
Decrease in accounts payable and accrued expenses	275,955	53,924
(Increase) decrease in prepaid expenses and other assets	(278,092)	41,523
Net cash used in operating activities	$(7,857,309)	$(7,864,429)

Cash flows provided (used in) investing activities:
Purchase of investments	$(17,254,282)	$(18,090,684)
Proceeds from maturity of investments	15,366,000	20,279,000
Net cash provided (used in) investing activities	$(1,888,282)	$2,188,316

Cash flows provided by financing activities:
Payments of deferred financing costs	$—	$(32,583)
Payment of amounts due to officers	(600,000)	(600,000)
Proceeds from sale of equity securities, net	11,567,736	5,849,266
Net cash provided by financing activities	$10,967,736	$5,216,683

Net change in cash and cash equivalents:	1,222,145	(459,430)
Cash and cash equivalents - beginning of year	2,401,198	2,860,628
Cash and cash equivalents - end of year	$3,623,343	$2,401,198

Supplemental information - Non cash items:
Offering expenses associated with warrant modification	$1,725,148	$238,231
Accrued offering expenses included in additional paid in capital	$323,497	$—

The accompanying footnotes are an integral part of these consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

The Company is a late-stage clinical specialty pharmaceutical company focused on the development and commercialization of therapeutic products that treat rare and orphan diseases for which there are currently very limited or no approved treatments or cures. The Company’s initial focus is on the development of products, using the Company’s proprietary owned and in-licensed drug delivery technologies, that could help address rare genetic diseases. The Company’s lead product, QRX003, is under clinical development as a potential treatment for Netherton Syndrome (“NS”), a rare hereditary genetic disease. QRX003 is currently being tested in three regulatory clinical studies under an open Investigational New Drug (“IND”) application with the Food and Drug Administration (“FDA”). The Company has opened five clinical sites in the United States (“US”) and intend to open a sixth clinical site at Northwestern University. The Company is expanding its trials internationally into the Middle East, the United Kingdom and additional countries in Europe, including Spain and Germany.  QRX003 is currently being tested in a pediatric NS patient at the Children’s Hospital in Dublin, Ireland and the Company intends to expand this study to include additional children with NS in Spain, the United Kingdom and potentially other countries. QRX003 is also being developed as a potential treatment for Peeling Skin Syndrome with the first subject being treated in New Zealand. In addition, the Company entered into two separate Research Agreements with the Queensland University of Technology (“QUT”), under which the Company has obtained an option for global licenses to QRX007 for the potential treatment of NS and QRX008 for the potential treatment of scleroderma, as well as a Research Agreement with the University College Cork (“UCC”) for the development of novel topical formulations of rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases. The Company is initiating the development of novel topical formulations of rapamycin using its in-licensed technology as potential treatments for microcystic lymphatic malformations, venous malformations and angifibromas. Other development products in the Company’s pipeline include QRX004 as a potential treatment for Recessive Dystrophic Epidermolysis Bullosa (“RDEB”). To date, no products have been commercialized and no revenue has been generated.

NOTE 2 - LIQUIDITY RISKS AND OTHER UNCERTAINTIES

The Company has incurred net losses every year since inception and has an accumulated deficit of approximately $55.2 million at December 31, 2024. The Company has historically funded its operations through debt and equity financings. At December 31, 2024, the Company had cash balances totaling $3.6 million and investments of $10.4 million. The Company believes that it has sufficient cash and liquidity to effect its business plan for at least one year from the issuance of these consolidated financial statements.

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

December 31, 2024 and 2023

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

On April 29, 2024, the Company received a deficiency letter from the Listing Qualifications Department of Nasdaq notifying the Company that for the preceding 31 consecutive business days (March 14, 2024 through April 26, 2024), the Company’s ADSs did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Requirement”) per ADS as required by Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had a compliance period of 180 calendar days, or until October 28, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2). On October 16, 2024, the Company submitted a letter to Nasdaq requesting an additional 180-day grace period to regain compliance with the Minimum Bid Price Requirement. On October 29, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq granting the Company an additional 180 calendar day grace period, or until April 28, 2025, to regain compliance. The Staff’s determination in granting the Company the extension was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the Minimum Bid Price Requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse split, if necessary. Compliance may be achieved without further action if the closing bid price of the Company’s ADS is at or above $1.00 for a minimum of ten consecutive business days at any time during the second compliance period, in which case Nasdaq will notify the Company if it determines the Company is in compliance and the matter will be closed; however Nasdaq could require the closing bid price to equal or to exceed the $1.00 minimum bid price requirement for more than 10 consecutive business days before determining that the Company complies. If compliance cannot be demonstrated by April 28, 2025, the Staff will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal the Staff’s determination to a Hearings Panel.

If the Company cannot regain compliance with the Minimum Bid Price Requirement or if the Company otherwise fails to meet any of Nasdaq’s listing standards, the Company’s ADSs will be subject to delisting. If that were to occur, the Company’s ADSs would be subject to rules that impose additional sales practice requirements on broker-dealers who sell the Company’s securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in the Company’s ADSs. This would adversely affect the ability of investors to trade the Company’s ADSs and would adversely affect the value of the Company’s ADSs. Delisting from Nasdaq would cause the Company to pursue eligibility for trading of the Company’s ADSs on other markets or exchanges, or on an over-the-counter market. In such case, the Company’s stockholders’ ability to trade or obtain quotations of the market value of the Company’s ADSs would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. There can be no assurance that the Company’s ADSs, if delisted from the Nasdaq, would be listed on a national securities exchange, a national quotation service or the over-the-counter markets. Delisting from the Nasdaq could also result in negative publicity, adversely affect the market liquidity of the Company’s ADSs, decrease securities analysts’ coverage of the Company or diminish investor, supplier and employee confidence.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

The Company assesses classification of its warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required. The Company evaluated the warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that such warrants meet the criteria for equity classification in the accompanying consolidated balance sheets as of December 31, 2024 and December 31, 2023, respectively.

Investments:

Investments as of December 31, 2024 and 2023 consist of U.S. Treasury Bills and Notes, which are classified as trading securities, totaling $10.4 million and $8.3 million, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills and Notes held on December 31, 2024 have maturities within fifteen months from the balance sheet date. As of December 31, 2024, the carrying value of the Company’s U.S. Treasury Bills and Notes approximates their fair value due to their short-term maturities.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Long-lived assets:

Long-lived assets are comprised of acquired technology and licensed rights to use technology, which are considered platform technology with alternative future uses beyond the current products in development. Such intangible assets are being amortized on a straight-line basis over their expected useful life of 10 years.

The Company assesses the impairment for long-lived assets whenever events or circumstances indicate the carrying value may not be recoverable. Factors the Company considers that could trigger an impairment review include the following:

●	Significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business,
●	Significant underperformance relative to expected historical or projected development milestones,
●	Significant negative regulatory or economic trends, and
●	Significant technological changes which could render the platform technology obsolete.

The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the year ended December 31, 2024, there were no impairment indicators which required an impairment loss measurement. During the year ended December 31, 2023 there was one impairment indicator which required an impairment loss measurement (see Note 10).

Operating Segment:

The Company operates in one business segment, which includes the business of research and development activities related to the development of therapeutic products that treat rare and orphan diseases for which there are currently very limited or no approved treatments or cures. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer, who reviews and evaluates consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

In addition to the significant expense categories included within consolidated net loss presented on the Company’s Consolidated Statements of Operations, see below for disaggregated amounts that comprise research and development expenses:

	Year Ended December 31,
	2024	2023
External clinical development expenses	$2,083,119	$2,180,493
Personnel related and stock-based compensation	1,073,564	579,435
Other research and development expenses	445,949	548,059
Total research and development expenses	$3,602,632	$3,307,987

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

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

The Company also accounts for uncertain tax positions using the more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the Company’s income tax returns. As of December 31, 2024 and 2023, the Company had no uncertain tax positions which affected its financial position and its results of operations or its cash flows and will continue to evaluate for uncertain tax positions in the future. If at any time the Company should record interest and penalties in connection with income taxes, the interest and the penalties will be expensed within the interest and general and administrative expenses, respectively.

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

Since the Company has a limited history of trading as a public company, the Company’s expected stock volatility is based on a weighting of its historical volatility along with a group of a publicly traded set of peer companies. The Company utilizes the simplified method to estimate the expected term. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield was assumed to be zero as the Company has not paid dividends since its inception and does not anticipate paying dividends in the foreseeable future.

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

For the year ended December 31, 2024, the number of shares excluded from the diluted net earnings (loss) per share included outstanding warrants to purchase 39,210,562 ADS and outstanding stock options to purchase 1,943,787 ADS. For the year ended December 31, 2023, the number of shares excluded from the diluted net earnings (loss) per share included outstanding warrants to purchase 864,081 ADS and outstanding stock options to purchase 278,011 ADS. The inclusion of these warrants and stock options for both 2024 and 2023

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

in the denominator would be anti-dilutive. For the year ended December 31, 2024 basic and diluted net earnings (loss) per share included 11,212,666 ADS issuable with respect to unexercised prefunded warrants (See Note 13).

Recent Accounting Pronouncements:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. Refer to segment reporting above in (Note 2).

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard is intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. The Company adopted ASU No. 2023-09 effective January 1, 2025, while the new standard does require further disaggregation of the income tax footnote, the Company currently does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

NOTE 4 – ACCRUED INTEREST AND FINANCING EXPENSE

On October 2, 2020, Quoin Inc. issued promissory notes (the “2020 Notes”) to certain investors (“2020 Noteholders”). The 2020 Notes were mandatorily convertible into 432 ADSs, subject to adjustment and were converted in 2021. The ADSs issued to the 2020 Noteholders did not include accrued interest. Two of the five 2020 Noteholders received their amount due during the year ended December 31, 2022 and the Company’s estimate of the liability to the remaining three 2020 Noteholders was estimated to be $1,146,000 as of December 31, 2024 and December 31, 2023.

There was no interest expense recognized in both the years ended December 31, 2024 and 2023.

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

December 31, 2024 and 2023

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy at December 31, 2024 and 2023:

December 31, 2024	Level 1	Level 2	Level 3	Total
US Treasury Bills and Notes	$10,433,535	$—	$—	$10,433,535
Total US Treasury Bills and Notes Asset	$10,433,535	$—	$—	$10,433,535

December 31, 2023	Level 1	Level 2	Level 3	Total
US Treasury Bills and Notes	$8,293,663	$—	$—	$8,293,663
Total US Treasury Bills and Notes Asset	$8,293,663	$—	$—	$8,293,663

NOTE 6 – STOCK BASED COMPENSATION

In March 2022, the Board of Directors of the Company approved the Amended and Restated Equity Incentive Plan which was approved by the shareholders at the Company’s Annual General Meeting of Shareholders held on April 12, 2022 (the “Amended Plan”).  The Amended Plan increased the number of ordinary shares reserved for issuance under such equity incentive plan to 15% of the Company’s outstanding ordinary shares on a fully-diluted basis, or 319,397 ordinary shares represented by 319,397 ADSs as of December 31, 2023, and 9,197,277 ordinary shares represented by 9,197,277 ADSs as of December 31, 2024. Under the Amended Plan, the Company may grant options to its directors, officers, employees, consultants, advisers and service providers. As of the year ended December 31, 2024 7,253,490 shares remained available for issuance.

The following table summarizes stock-based activities under the Amended Plan:

		Weighted	Weighted
		Average	Average
	ADS Underlying	Exercise	Contractual
	Options	Price	Terms
Outstanding at December 31, 2022	25,595	$210.00	9.28
Granted	252,416	6.62	—
Outstanding at December 31, 2023	278,011	$25.34	9.68
Granted	1,665,776	0.78	—
Outstanding at December 31, 2024	1,943,787	$4.29	9.76

Exercisable options at December 31, 2024	64,675	$51.25	8.49

The intrinsic value of outstanding options at December 31, 2024 was $0.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Stock options granted during the years ended December 31, 2024 and 2023 were valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31,	December 31,
	2024	2023
Expected volatility	106.6%	110.6%
Risk-free interest rate	3.9%	4.8%
Expected dividend yield	0.0%	0.0%
Expected life of options in years	6.4	6.4
Exercise Price	$0.78	$6.62
Fair value of common stock	$0.78	$4.31
Estimate fair value of option	$0.66	$3.60

Stock based compensation expense was approximately $1.26 million ($293,000 included in research and development expense and $967,000 included in general and administrative expenses) in the year ended December 31, 2024. Stock based compensation expense was approximately $1.09 million ($152,000 included in research and development expense and $942,000 included in general and administrative expenses) in the year ended December 31, 2023.

At December 31, 2024, the total unrecognized compensation expense related to non-vested options was approximately $2.9 million and is expected to be recognized over the remaining weighted average service period of approximately 3.8 years.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are as follows:

	December 31,	December 31,
	2024	2023
Prepaid R&D costs	$772,083	$447,979
Prepaid insurance	309,889	401,972
Prepaid expense	87,154	8,500
Deferred offering costs (note 13)	—	32,583
Total	$1,169,126	$891,034
Less: Short-term portion	(869,126)	(591,034)
Long-term portion	$300,000	$300,000

NOTE 8 – ACCRUED EXPENSES

Accrued expenses are as follows:

	December 31,	December 31,
	2024	2023
Research contract expenses (note 12)	$183,094	$358,287
Payroll (note 11)	940,539	804,156
Payroll taxes (note 11)	77,726	93,989
Professional fees	323,497	50,534
Other expenses	4,121	1,740
Total	$1,528,977	$1,308,706

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

NOTE 9 –IN-LICENSED TECHNOLOGY

Polytherapeutics:

In March 2018, Quoin Inc. entered into a securities purchase agreement (the “Acquisition Agreement”), in which it agreed to acquire all of the equity interests in Polytherapeutics, Inc. (the “Seller” or “Polytherapeutics”) for $40,833 and future royalties provided Quoin Inc. commercializes products using the technology developed by the Seller.  As of December 31, 2023 the Company determined that the Polytherapeutics asset was no longer of use and reduced the carrying value to zero, see Note 10. There were no royalty obligations due at December 31, 2024 and December 31, 2023.

Skinvisible:

In October 2019, Quoin Inc. entered into the Exclusive Licensing Agreement (as amended from time to time, the “License Agreement”) with Skinvisible Pharmaceuticals, Inc. (“Skinvisible”), under which Skinvisible granted the Company an exclusive royalty-bearing license relating to the production and manufacture of prescription drug products related to certain patents held by Skinvisible, including those related to QRX003 and QRX004. The Company made Skinvisible a one-time non-refundable, non-creditable license fee of $1 million (the “License Fee”). In addition, the Company agreed to pay Skinvisible a single digit royalty percentage of the Company’s net sales revenues for any licensed product covered by the patent rights licensed under the License Agreement. The Company also agreed to pay Skinvisible 25% of any revenues the Company receives as royalties in the event that the Company sublicense any licensed products to a third party. The License Agreement also requires that the Company make a $5 million payment to Skinvisible upon receiving approval in the U.S. or European Union, whichever occurs first, for the first drug product developed using intellectual property licensed thereunder. There were no milestone or royalty obligations due at December 31, 2024 and December 31, 2023.

NOTE 10 - INTANGIBLE ASSETS

Intangible assets are as follows:

	December 31,	December 31,
	2024	2023
Technology license – Skinvisible	$1,000,000	$1,000,000
Total cost	1,000,000	1,000,000
Accumulated amortization	(516,666)	(416,666)
Net book value	$483,334	$583,334

The Company recorded amortization expense of approximately $100,000 and $104,000 in the years ended December 31, 2024 and 2023, respectively. As of December 31, 2023 the Company determined that the Polytherapeutics asset was no longer of use and reduced the carrying value to zero, which resulted in an impairment expense of approximately $18,000 recorded in research and development expenses in the year ended December 31, 2023. The annual amortization expense expected to be recorded for existing intangible assets for the years 2025 through 2029, is approximately $100,000, $100,000, $100,000, 100,000 and $83,000, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

Due to Officers/Founders:

Due to the limited funding of Quoin Inc. prior to the consummation of the Merger, the compensation, including salary, office and car allowances and other benefits, due to Dr. Myers and Ms. Carter under their respective employment agreements, as well as reimbursement of expenses and other amounts paid by Dr. Myers and Ms. Carter to third parties on behalf of Quoin Inc., were not paid by Quoin Inc. to Dr. Myers and Ms. Carter, and were accrued as indebtedness to Dr. Myers and Ms. Carter. Following the closing of the Merger, Quoin Inc. began making payments of $25,000 per month to each of Dr. Myers and Ms. Carter to repay the above-described non-interest-bearing indebtedness. The Company repaid $300,000 and $300,000 of such indebtedness to Dr. Myers and $300,000 and $300,000 to

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Ms. Carter in the year ending December 31, 2024 and 2023, respectively. As of December 31, 2024, approximately $1,659,000 and $1,265,000 of such indebtedness was outstanding to Dr. Myers and Ms. Carter, respectively.

Amounts due to officers at December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
	2024	2023
Salaries and other compensation	$2,923,733	$3,523,733
Less: Short-term portion	(600,000)	(600,000)
Long-term portion	$2,323,733	$2,923,733

Insider Participation in December 2024 Offering:

See Note 13.

Interest Payable:

See Note 4 for interest payable on the 2020 Notes.

NOTE 12 – RESEARCH, CONSULTING AGREEMENTS AND COMMITMENTS

Research and consulting agreement

In November 2020, Quoin Inc. entered into a Master Service Agreement with Therapeutics Inc. for the management of the preclinical and clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement was three years with automatic one year extensions, and the agreement required the execution of individual work orders. Quoin Inc. may terminate any work order for any reason with 90 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Therapeutics Inc. A work order was entered into in June 2022 for the first QRX003 clinical study at an expected estimated cost of approximately $4.4 million. An additional change order was entered into in December 2022 for a second QRX003 clinical study at an expected estimated cost of approximately $830,000. An amended and restated change order for the two studies was entered into in December 2024 at an estimated total remaining cost from August 2024 of approximately $3.6 million for the two studies combined. In the years ended December 31, 2024 and 2023, the Company incurred a research and development expense under these agreements of approximately $1.1 million and $1.5 million respectively. During the year ended December 31, 2024, the Company received a credit of approximately $83,000 applied to prior expenses incurred during the period of January 2024 to March 2024. During the year ended December 31, 2023, the Company received a credit of approximately $278,000 applied to prior expenses incurred during the period of March 2023 to July 2023.

In November 2021, the Company entered into a research agreement with Queensland University of Technology (QUT) for a pre-clinical research program for the development of a product to treat Netherton Syndrome of approximately $250,000. In May 2022, the Company entered into a second research agreement with QUT for the development of a product to treat Scleroderma of approximately $610,000. Each agreement remains in place until the completion of the research program, which in each case was initially anticipated to be 18 months from execution. For the years December 31, 2024 and 2023, the Company incurred research and development costs related to these agreements of approximately $0 and $361,000 respectively.

On June 10, 2024, the Company signed a research agreement with The School of Pharmacy at University College Cork, Ireland (UCC). The scope of the agreement encompasses the development of novel topical formulations of rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are currently no approved therapies or cures. Under the terms of the agreement, based on the achievement of certain milestones, the Company will fund up to approximately €567,000 ($608,000) plus VAT over an anticipated 2-1/2 year period to support the UCC research program to investigate the development of a number of topical rapamycin formulations for future development as potential treatments for several rare and orphan diseases. Following completion of the research program, the Company will have the option to advance the clinical development of rapamycin formulations developed by UCC. Work

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

on this research project commenced in December 2024 and the Company accrued $10,000 in research and development costs for the year ended December 31, 2024.

Performance milestones and Royalties

See Note 9 for asset and in-licensed technology commitments.

NOTE 13 – SHAREHOLDERS’ EQUITY

As of December 31, 2024, the authorized share capital of the Company was 100,000,000 ordinary shares, no par value, with each ADS representing one ordinary share.

Each holder of an ordinary share is entitled to one vote per share held on all matters submitted to a vote of shareholders at each shareholders meeting. The board of directors shall determine and provide a record date for each shareholders meeting and all shareholders on such record date may vote. Unless stipulated differently in the Companies Law or in the articles of association, all shareholders’ resolutions shall be approved by a simple majority vote.

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

2023 Public Offering

On February 24, 2023 (the “2023 Closing Date”), the Company completed an offering (the “2023 Offering”) of 412,500 ordinary shares represented by 412,500 ADSs at a purchase price of $12.00 per ADS and a pre-funded warrant (the “2023 Pre-Funded Warrant”) to purchase 170,833 ordinary shares represented by 170,833 ADSs at a per pre-funded warrant price of $11.9988, with each ADS and 2023 Pre-Funded Warrant accompanied by an ordinary warrant (the “2023 Ordinary Warrant”) for aggregate gross proceeds of $7.0 million, resulting in net proceeds of approximately $5.8 million, after deducting the placement agent’s fees and offering expenses paid by us, and excluding the proceeds, if any, from the subsequent exercise of the 2023 Ordinary Warrants. Each Ordinary Warrant has an exercise price of $12.00 per ADS and expires on the fifth anniversary of the 2023 Closing Date. On the 2023 Closing Date, the holder of the 2023 Pre-Funded Warrant exercised its Pre-Funded Warrant in full.

In connection with the 2023 Offering, the Company entered into an Amendment No. 1 to Warrant to Purchase Ordinary Shares Represented by American Depositary Shares, dated February 24, 2023 (collectively, the “2023 Warrant Amendments”), with each of the purchasers (the “2022 Purchasers”) who participated in both the Company’s August 2022 public offering (the “2022 Offering”) and the 2023 Offering. The 2023 Warrant Amendments amended certain terms of the ordinary warrants issued in the 2022 Offering to such 2022 Purchasers. Specifically, the 2023 Warrant Amendments reduced the exercise price of  warrants to purchase 236,670 ADSs out of the total 280,000 issued in the 2022 Offering from $60.00 to $13.20 and extended the term during which those warrants could remain exercisable until February 24, 2028. The incremental fair value of the modified warrants was approximately $238,000, which was accounted for as an offering expense in connection with the 2023 Offering.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

In connection with each of the March 2024 Offering and the December 2024 Offering, the Company agreed not to sell any ADSs to Alumni under the Alumni Purchase Agreement for a period of 180 days from the closing date of such Offering, see below. Per mutual agreement between the parties, the Company has not filed the required registration statement or sold any ADS to Alumni under the Alumni Purchase Agreement. The Company is restricted from selling ADSs under the Alumni Purchase Agreement for 180 days from the closing of the December 2024 Offering (see below).

The Company expensed approximately $112,000 in deferred offering costs incurred during the year ended December 31, 2024 of which approximately $34,000 was recorded in year ended December 31, 2023.

2024 Public Offerings

On March 7, 2024, (the “March 2024 Closing Date”) the Company completed an offering (the “March 2024 Offering”) of the following securities (i) 811,250 ordinary shares represented by ADSs, (ii) 4,062,500 Series D warrants (the “Series D Warrants”) to purchase 4,062,500 ordinary shares represented by ADSs, (iii) 4,062,500 Series E warrants (the “Series E Warrants”) to purchase 4,062,500 ordinary shares represented by ADSs, and (iv) 3,251,250 pre-funded warrants (the “March 2024 Pre-Funded Warrants”) to purchase 3,251,250 ordinary shares represented by ADSs for aggregate gross proceeds of approximately $6.5 million, resulting in net proceeds of approximately $5.5 million, after deducting the placement agent’s fees and offering expenses paid by us. Each ADS (or March 2024 Pre-Funded Warrant to purchase one ADS in lieu thereof) was sold together with a Series D Warrant to purchase one ADS and a Series E Warrant to purchase one ADS. The ADSs and accompanying Series D Warrants and Series E Warrants were sold at a combined public offering price of $1.60 and the March 2024 Pre-Funded Warrants and accompanying Series D Warrants and Series E Warrants were sold at a combined public offering price of $1.5999, which is equal to the combined purchase price per ADS and accompanying Series D Warrants and Series E Warrants, minus the exercise price of each March 2024 Pre-Funded Warrant of $0.0001. The Series D Warrants

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

and Series E Warrants have an exercise price of $1.60 per share, were exercisable immediately following the closing of the March 2024 Offering and expire in two years and five years, respectively, from the closing of the March 2024 Offering.

On March 7, 2024, the Company also entered into privately negotiated agreements with the holders of certain existing outstanding warrants to purchase up to 638,834 ADSs to, among other things, reduce the exercise price of such warrants to $1.60 and to extend the expiration date of such warrants until March 7, 2029. The incremental fair value of the modified warrants was approximately $209,000, which was accounted for as an offering expense in connection with the March 2024 Offering.

On December 23, 2024, the Company completed an offering (the “December 2024 Offering” and, together with the March 2024 Offering, the “2024 Offerings”) of the following securities (i) 3,137,778 ordinary shares represented by ADSs, (ii) 15,111,110 Series F warrants (the “Series F Warrants”) to purchase 15,111,110 ordinary shares represented by ADSs, (iii) 15,111,110 Series G warrants (the “Series G Warrants” and together with the Series F Warrants, the “December 2024 Warrants”) to purchase 15,111,110 ordinary shares represented by ADSs, and (iv) 11,973,332 pre-funded warrants (the “December 2024 Pre-Funded Warrants”) to purchase 11,973,332 ordinary shares represented by ADSs for aggregate gross proceeds of approximately $6.8 million, resulting in net proceeds of approximately $5.8 million, after deducting the placement agent’s fees and offering expenses paid by the Company. Each ADS (or December 2024 Pre-Funded Warrant to purchase one ADS in lieu thereof) was sold together with a Series F Warrant to purchase one ADS and a Series G Warrant to purchase one ADS. The ADSs and accompanying December 2024 Warrants were sold at a combined public offering price of $0.45 and the December 2024 Pre-Funded Warrants and accompanying December 2024 Warrants were sold at a combined public offering price of $0.4499, which is equal to the combined purchase price per ADS and accompanying December 2024 Warrants, minus the exercise price of each December 2024 Pre-Funded Warrant of $0.0001. As of December 31, 2024, 760,666 December 2024 Pre-Funded Warrants, have been exercised and are included in issued and outstanding ADSs. The December 2024 Pre-Funded Warrants were immediately exercisable upon issuance and may be exercised at any time until exercised in full. The Series F Warrants and the Series G Warrants have an exercise price of $0.45 per share, were exercisable immediately upon issuance and expire in two years and five years, respectively, from the closing of the December 2024 Offering.

In connection with the 2024 Offerings, the Company entered into Securities Purchase Agreements (the “2024 Purchase Agreements”) dated March 7, 2024 and December 23, 2024, respectively, with certain institutional investors signatory thereto, pursuant to which the Company agreed to issue and sell to such investors, certain of the ADSs, pre-funded warrants and ordinary warrants sold in the 2024 Offerings. Pursuant to the terms of each of the 2024 Purchase Agreements, the Company agreed, subject to certain exceptions, (i) to not enter into variable rate financings for a period of 180 days following the closing of such 2024 Offering, and (ii) to not enter into any equity financings for 90 days from closing of such 2024 Offering.

Certain of the Company’s officers and directors purchased an aggregate of 1,333,333 ADSs and accompanying December 2024 Warrants to purchase 2,666,666 ADSs, for a total purchase price of approximately $600,000, at the public offering price and on the same terms as the other purchasers in the December 2024 Offering.

On December 20, 2024, the Company also entered into privately negotiated agreements with the holders of certain existing outstanding warrants to purchase up to 7,002,500 ADSs to, among other things, reduce the exercise price of such warrants to $0.45 and to extend the expiration date of such warrants until December 23, 2029. The incremental fair value of the modified warrants was approximately $1.5 million, which was accounted for as an offering expense in connection with the December 2024 Offering.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Warrants

The following table summarizes warrant activities during the year ended December 31, 2023 and the year ended December 31, 2024:

		Weighted
	Underlying	Average
	Warrants	Exercise Price
Outstanding at December 31, 2022	280,735	$64.20	*
Granted Common Warrants	583,346	12.00
Granted Pre-Funded Warrants	170,833	—
Exercised Pre-Funded Warrants	(170,833)	—
Outstanding and exercisable at December 31, 2023	864,081	$16.13	**
Granted Common Warrants	38,347,220	0.50	**
Granted Pre-Funded Warrants	15,224,582	—
Exercised Pre-Funded Warrants	(4,011,916)	—
Terminated	(735)	$1,650.00
Outstanding and exercisable at December 31, 2024	50,423,232	$0.48

*Note that the exercise price of certain Ordinary Warrants issued in the Company’s 2022 Offering were reduced from $60.00 to $13.20 per ADS for investors who participated in the 2023 Offering, see above.

**Note that the exercise price of certain Ordinary Warrants issued in the Company’s 2022 Offering and 2023 Offering were reduced from $13.20 to $1.60 per ADS for investors who participated in the March 2024 Offering, and the exercise price of certain Ordinary Warrants issued in the 2022 Offering, 2023 Offering and March 2024 Offering were reduced from $1.60 to $0.45 per ADS for certain investors who participated in the December 2024 Offering, see above.

As of December 31, 2024, outstanding Ordinary Warrants expire in 2026, 2027, 2028 and 2029 and have an intrinsic value of approximately $7.5 million, and outstanding Pre-Funded Warrants have an intrinsic value of approximately $7.3 million.

NOTE 14 – INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2024 and December 31, 2023 are as follows:

(table in thousands)	2024	2023
Net operating losses	$5,683	$4,276
Accrued Expenses and Other	230	175
R&D Credit Carryforward	353	321
Stock Compensation	474	289
R&D Capitalization	1,668	1,104
Intangibles	60	51
Total gross deferred tax assets/(liabilities)	$8,468	$6,216
Less valuation allowance	(8,468)	(6,216)
Net deferred tax assets/(liabilities)	$—	$—

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

The income tax benefit for the years ended December 31, 2024 and December 31, 2023 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before tax benefit as a result of nondeductible expenses, tax credits generated, utilization of net operating loss carryforwards, and increases in the Company’s valuation allowance.

(table in thousands)	2024	2023
Federal Statutory Rate	$(1,893)	$(1,824)
Permanent Differences	208	167
Research and Development	(180)	(195)
State Income Tax	(139)	79
State rate change	(397)	—
Change in Valuation Allowance	2,253	1,824
Deferred True Up	148	(51)
Effective Tax	$—	$—

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company determined that valuation allowances of $8,468,000 and $6,216,000 at December 31, 2024 and December 31, 2023 were necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

At December 31, 2024 and 2023, the Company had gross U.S. Federal income tax net operating loss (“NOL”) carryforward of approximately $22,891,000 and $17,891,000, respectively that may be used to offset future taxable income. The NOL was generated after 2017 and can be carried forward indefinitely under the Tax Cuts and Jobs Act. The company also had gross $22,891,000 of state net operating losses that will carry forward indefinitely. At December 31, 2024, the Company had approximately $353,000 of federal Research and Development (R&D) tax credit carry-forwards. If not utilized, the federal R&D credits will begin to expire in 2042.

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

The income tax benefit for the years ended December 31, 2024 and 2023 differed from the amounts computed by applying the US federal income tax rate of 21% primarily because of the increase in the valuation allowance and the tax impact of other permanent items, which resulted in an effective tax rate of zero for both years.

The Tax Cuts and Jobs Act of 2017 (TCJA) has modified the IRC 174 expenses related to research and development for the tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and 15 years for non-U.S. activities using a mid-year convention. Therefore, the capitalization of research and development costs in accordance with IRC 174 resulted in a gross deferred tax asset of $6,717,000.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

NOTE 15 - CONTINGENCIES

From time to time, the Company may become involved in various legal matters arising in the ordinary course of business. Management is unaware of any matters requiring accrual for related losses in the financial statements.

NOTE 16 – LICENSE AGREEMENTS

As of both December 31, 2024 and December 31, 2023, the Company had nine commercial license and supply agreements outstanding, whereby the Company will receive a royalty or other proceeds from the specified product revenues from the licensor, if and when the underlying products are approved and commercialized or sold via compassionate use or early access programs. No revenues have been received through December 31, 2024 from any of these agreements.

NOTE 17 - SUBSEQUENT EVENTS

Exercise of Warrants: In January and February 2025, certain investors in the December 2024 Offering exercised (i) the remaining outstanding 11,212,666 December 2024 Pre-Funded Warrants, (ii) 320,000 Series F Warrants and 105,000 Series G Warrants, resulting in gross proceeds to the Company of approximately $192,000.