Form 10-Q
period 2025-06-30
Quoin Pharmaceuticals, Ltd.
filed 2025-08-07
CIK 1671502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, the registrant had 20,585,830 ordinary shares, no par value per share, outstanding, and 588,166 ADSs outstanding, with each ADS representing thirty-five (35) ordinary shares.

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

Important factors that could cause actual results, developments and business decisions to differ materially from those anticipated in these forward-looking statements include, among other things:

●	our limited operating history and the difficulties encountered by a small developing company;
●	our history of losses and need for additional capital to fund our operations and our inability to obtain additional capital on acceptable terms, or at all;
●	we must raise additional capital to fund our operations in order to continue as a going concern;
●	our lack of revenue and potential inability to be profitable;
●	uncertainties of cash flows and inability to meet working capital needs;
●	our ability to obtain regulatory approvals;
●	our ability to generate favorable pre-clinical and clinical trial results;
●	our ability to identify and develop potential product candidates;
●	additional costs or delays associated with unsuccessful clinical trials;
●	the inability to predict the timing of revenue from sales of a future product;
●	the extensive regulatory requirements and future developmental and regulatory challenges we will still face even if we obtain approval for a product candidate;
●	our ability to obtain or maintain orphan drug designation or data exclusivity for our product candidates;

●	our ability to obtain Orphan Disease and Rare Pediatric Disease designations for our product candidates;
●	the potential oversight of programs or product candidates that may be more profitable or more successful;
●	our manufacturing processes may not be validated and our methodology may not be accepted by the scientific community;
●	the ability to conduct clinical trials, because of difficulties enrolling patients or other reasons;
●	the requirements of being a publicly traded company may strain our resources;
●	potential adverse effects resulting from failure to maintain effective internal controls;
●	our ability to comply with the applicable continued listing requirements of Nasdaq;
●	the potential negative impact on our securities price and trading volume if securities or industry analysts do not publish reports about us or if they adversely change their recommendations about our business;
●	the potential volatility of the market price for our ADSs;
●	the potential dilution of our shareholders’ potential ownership due to future issuances of share capital;
●	the requirement for holders of ADSs to act through the depositary to exercise their rights;
●	the potential limitations on ADS holders with respect to the transfer of their ADSs;
●	the risks of securities class action litigation; and
●	other risks and uncertainties, including those listed under described in Part I – Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”), as well as our subsequent reports filed with the SEC.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,668,492	$3,623,343
Investments	6,121,830	10,433,535
Prepaid expenses and other current assets	688,933	869,126
Total current assets	8,479,255	14,926,004
Prepaid expenses - long term	—	300,000
Intangible assets, net	433,334	483,334
Total assets	$8,912,589	$15,709,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$873,684	$905,704
Accrued expenses	1,717,564	1,528,977
Accrued interest and financing expense	1,146,251	1,146,251
Due to officers - short term	600,000	600,000
Total current liabilities	4,337,499	4,180,932

Due to officers - long term	2,023,733	2,323,733
Total liabilities	$6,361,232	$6,504,665

Commitments and contingencies

Shareholders’ equity:
Ordinary shares, no par value per share, 100,000,000 ordinary shares authorized at June 30, 2025 and December 31, 2024, respectively - 20,585,830 (588,166 ADS’s) ordinary shares issued and outstanding at June 30, 2025 and 8,948,164 (255,661 ADS’s) ordinary shares issued and outstanding at December 31, 2024	$—	$—
Additional paid in capital	65,225,266	64,370,465
Accumulated deficit	(62,673,909)	(55,165,792)
Total shareholders’ equity	2,551,357	9,204,673

Total liabilities and shareholders’ equity	$8,912,589	$15,709,338

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating expenses
General and administrative	$1,742,594	$1,549,615	$3,325,632	$3,122,601
Research and development	2,050,585	587,503	4,424,724	1,472,801

Total operating expenses	3,793,179	2,137,118	7,750,356	4,595,402

Other (income) and expenses
Unrealized loss	6,004	2,177	5,878	8,686
Realized and accrued interest income	(103,245)	(165,262)	(248,117)	(302,775)
Total other income	(97,241)	(163,085)	(242,239)	(294,089)
Net loss	$(3,695,938)	$(1,974,033)	$(7,508,117)	$(4,301,313)

Loss per ADS
Loss per ADS
Basic	$(6.28)	$(13.68)	$(12.79)	$(42.09)
Fully-diluted	$(6.28)	$(13.68)	$(12.79)	$(42.09)

Weighted average number of ADS’s outstanding
Basic	588,166	144,278	587,253	102,186
Fully-diluted	588,166	144,278	587,253	102,186

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three and six months ended June 30, 2024

			Additional
	Ordinary		Paid in	Accumulated
	Shares	ADS’s	Capital	Deficit	Total
Balance at January 1, 2024	987,220	28,206	$51,867,336	$(46,203,320)	$5,664,016
Net loss	—	—	—	(2,327,280)	(2,327,280)
Issuance of ADS’s, pre-funded warrants and warrants, net	2,808,750	80,250	5,482,472	—	5,482,472
Stock based compensation	—	—	306,314	—	306,314
Balance at March 31, 2024	3,795,970	108,456	$57,656,122	$(48,530,600)	$9,125,522
Net loss	—	—	—	(1,974,033)	(1,974,033)
Exercise of pre-funded warrants	184,000	5,257	18	—	18
Reversal of accrued offering expenses	—	—	13,707	—	13,707
Stock based compensation	—	—	313,122	—	313,122
Balance at June 30, 2024	3,979,970	113,713	$57,982,969	$(50,504,633)	$7,478,336

Three and six months ended June 30, 2025

			Additional
	Ordinary		Paid in	Accumulated
	Shares	ADS’s	Capital	Deficit	Total
Balance at January 1, 2025	8,948,164	255,661	$64,370,465	$(55,165,792)	$9,204,673
Net loss	—	—	—	(3,812,179)	(3,812,179)
Exercise of pre-funded warrants and warrants, net	11,637,666	332,505	172,958	—	172,958
Stock based compensation	—	—	360,357	—	360,357
Balance at March 31, 2025	20,585,830	588,166	$64,903,780	$(58,977,971)	$5,925,809
Net loss	—	—	—	(3,695,938)	(3,695,938)
Stock based compensation	—	—	321,486	—	321,486
Balance at June 30, 2025	20,585,830	588,166	$65,225,266	$(62,673,909)	$2,551,357

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows used in operating activities:
Net loss	$(7,508,117)	$(4,301,313)
Stock based compensation	681,843	619,436
Amortization of intangibles	50,000	50,000
Realized and unrealized gain and accrued interest on investments	(140,996)	(121,026)
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	156,567	371,070
Decrease (increase) in prepaid expenses and other assets	480,193	(59,662)
Net cash used in operating activities	$(6,280,510)	$(3,441,495)

Cash flows provided (used) in investing activities:
Purchase of investments	$—	$(9,649,774)
Proceeds from redemption of investments	4,452,701	8,339,000
Net cash provided (used) in investing activities	$4,452,701	$(1,310,774)

Cash flows provided by financing activities:
Payment of amounts due to officers	$(300,000)	$(300,000)
Proceeds from sale of equity securities, net	172,958	5,496,197
Net cash (used) provided in financing activities	$(127,042)	$5,196,197

Net change in cash and cash equivalents:	(1,954,851)	443,928
Cash and cash equivalents - beginning of period	3,623,343	2,401,198
Cash and cash equivalents - end of period	$1,668,492	$2,845,126

Supplemental information - Non cash items:
Offering expenses associated with warrant modification	$—	$209,225

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

Effective April 9, 2025, the ratio of American Depositary Shares (“ADSs”) evidencing ordinary shares changed from 1 ADS representing one (1) ordinary share to 1 ADS representing thirty-five (35) ordinary shares (the “Ratio Change”), which resulted in a 1 for 35 reverse split of the issued and outstanding ADSs (the “Reverse Split”). Our Ordinary Shares were not affected by this adjustment. Except as specifically provided, ADSs and related option and warrant information presented in these unaudited condensed consolidated financial statements and accompanying footnotes has been retroactively adjusted to reflect the Ratio Change and the Reverse Split.

The Company is a late-stage clinical specialty pharmaceutical company focused on the development and commercialization of therapeutic products that treat rare and orphan diseases for which there are currently very limited or no approved treatments or cures. The Company’s lead product, QRX003, is under clinical development as a potential treatment for Netherton Syndrome (“NS”), a rare hereditary genetic disease. QRX003 is currently being tested in two pivotal registrational clinical studies under an open Investigational New Drug (“IND”) application with the Food and Drug Administration (“FDA”). The Company has opened five clinical sites in the United States (“US”) and intends to open a sixth US clinical site at Northwestern University. The Company is expanding its trials internationally into the Middle East, the United Kingdom and additional countries in Europe, including Spain and Germany. QRX003 is currently being tested in two pediatric NS patients at the Children’s Hospital in Dublin, Ireland and the Company intends to expand this study to include additional children with NS in Spain, the United Kingdom and potentially other countries. QRX003 is also being developed as a potential treatment for Peeling Skin Syndrome with the first subject being treated in New Zealand. In addition, the Company has entered into a Research Agreements with the Queensland University of Technology (“QUT”), under which the Company has obtained an option for a global license to QRX008 for the potential treatment of scleroderma, as well as a Research Agreement with University College Cork (“UCC”) for the development of novel topical formulations of rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases, including microcystic lymphatic malformations, venous malformations and angiofibroma’s. To date, no products have been commercialized and no revenue has been generated by the Company.

NOTE 2 - LIQUIDITY RISKS AND OTHER UNCERTAINTIES

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. At June 30, 2025, the Company had cash and cash equivalents balances totaling $1.7 million and investments of $6.1 million. The Company has incurred net losses every year since inception and has an accumulated deficit of approximately $62.7 million at June 30, 2025. The Company has a limited operating history and has historically funded its operations through debt and equity financings. The Company incurred net losses of approximately $7.5 million, and negative cash flows from operations of $6.3 million for the six months ended June 30, 2025.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise additional debt or equity capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to the Company. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Based upon the Company’s current business plans and cash, cash equivalents and investments on hand, management has concluded that there is substantial doubt about our ability to continue as a going concern for a period of at least one year from the issuance of the unaudited consolidated financial statements included in this report. In order to address the Company’s capital needs, the Company intends to consider multiple alternatives, including, but not limited to, the sale of equity or debt securities, grants or entering into collaborative, strategic, and/or licensing transactions. There can be no assurance that the Company will be able to complete any such financing, collaborative or strategic transaction in a timely manner or on acceptable terms. As a result, the Company may have to significantly limit its operations and its business, financial condition and results of operations would be materially harmed. The Company is subject to risks common to development stage biopharmaceutical companies including, but not limited to, unanticipated clinical trial costs and the ability to estimate such occurrences, if any, on its cash, liquidity, additional financing requirements, and availability. The Company does not expect to generate revenue from product sales unless and until the Company successfully completes development and obtains marketing approval for one or more of its product candidates, which the Company expects will take a number of years and is subject to significant uncertainty. Additional financing will be required to complete the research and development of the Company’s therapeutic targets and its other operating requirements until it achieves commercial profitability, if ever. Such financing may not be available at acceptable terms, if at all. If the Company is unable to obtain additional funding when it becomes necessary, the development of its product candidates will be impacted and the Company would likely be forced to delay, reduce, or terminate some or all of its development programs.

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

Nasdaq Listing

On April 29, 2024, the Company received a letter from the Listing Qualifications staff of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that the closing bid price per ADS was below the required minimum of $1.00 for a period of 30 consecutive business days and that the Company did not meet the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Pursuant to Nasdaq Rule 5810(c)(3)(A), the Company had an initial period of one hundred eighty (180) calendar days, or until October 28, 2024, which was subsequently extended for an additional one hundred eighty (180) calendar days, or until April 28, 2025. To regain compliance with the Minimum Bid Price Requirement, on April 9, 2025, the Company effected the Ratio Change and Reverse Split (see Note 1). On April 29, 2025, the Company received a letter from Nasdaq stating that the Company’s closing bid price per ADS was at $1.00 or greater for the last 13 consecutive business days. Accordingly, the Company regained compliance with Listing Rule 5550(a)(2) and the matter was closed.

There can be no assurance that the Company will be able to maintain compliance with Nasdaq’s Minimum Bid Price Requirement for continued listing. If the Company’s ADSs were delisted from Nasdaq, it would have a material negative impact on the actual and potential liquidity of the Company’s securities, as well as a material negative impact on the Company’s ability to raise future capital.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2025 and for the three and six months then ended. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2024 and for the year then ended which are included in the Company’s Annual Report on Form 10- K, filed with the SEC on March 13, 2025.

Reclassification:

Certain balances in the unaudited condensed consolidated statement of operations for the three and six month period June 30, 2024, have been reclassified to conform to the presentation in the consolidated statement of operations for the year ended December 31, 2024, specifically the reclassification of travel expenses allocated between general and administrative expenses and research and development expenses. Such reclassifications did not have a material impact on the unaudited condensed consolidated financial statements.

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

Investments:

Investments as of June 30, 2025 and December 31, 2024 consist of U.S. Treasury Bills and Notes, which are classified as trading securities, totaling $6.1 million and $10.4 million, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills and Notes held on June 30, 2025 have maturities within nine months from the balance sheet date. As of June 30, 2025, the carrying value of the Company’s U.S. Treasury Bills and Notes approximates their fair value due to their short-term maturities.

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

The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three and six months ended June 30, 2025 and 2024, there were no impairment indicators which required an impairment loss measurement.

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

In addition to the significant expense categories included within consolidated net loss presented on the Company’s unaudited condensed consolidated statements of operations, see below for disaggregated amounts that comprise research and development expenses:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
External clinical development expenses	$1,637,683	$206,277	$3,334,914	$763,237
Personnel related and stock-based compensation	258,072	260,349	687,490	472,619
Other research and development expenses	154,830	120,877	402,320	236,945
Total research and development expenses	$2,050,585	$587,503	$4,424,724	$1,472,801

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

For the three and six months ended June 30, 2025 and 2024, the number of shares excluded from the diluted net earnings (loss) per share included outstanding warrants to purchase 1,108,159 ADSs and outstanding stock options to purchase 180,055 ADSs, and outstanding warrants to purchase 256,809 ADSs and outstanding stock options to purchase 7,943 ADSs, respectively, as their inclusion in the denominator would be anti-dilutive.

NOTE 4 – ACCRUED INTEREST AND FINANCING EXPENSE

On October 2, 2020, Quoin Inc. issued promissory notes (the “2020 Notes”) to certain investors (“2020 Noteholders”). The 2020 Notes were mandatorily convertible into 12 ADSs, subject to adjustment and were converted in 2021. The ADSs issued to the 2020 Noteholders did not include accrued interest. Two of the five 2020 Noteholders received their amount due during the year ended December 31, 2022 and the Company’s estimate of the liability to the remaining three 2020 Noteholders was estimated to be $1,146,000 as of June 30, 2025 and December 31, 2024. Two of the remaining three 2020 Noteholders are related parties to the Company, the aggregate estimated liability to these parties was $339,000 as of June 30, 2025 and December 31, 2024.

There was no interest expense recognized in both the three and six month periods ended June 30, 2025 and 2024.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy at June 30, 2025 and December 31, 2024:

June 30, 2025	Level 1	Level 2	Level 3	Total
US Treasury Bills and Notes	$6,121,830	$—	$—	$6,121,830
Total US Treasury Bills and Notes Asset	$6,121,830	$—	$—	$6,121,830

December 31, 2024	Level 1	Level 2	Level 3	Total
US Treasury Bills and Notes	$10,433,535	$—	$—	$10,433,535
Total US Treasury Bills and Notes Asset	$10,433,535	$—	$—	$10,433,535

NOTE 6 – STOCK BASED COMPENSATION

In March 2022, the Board of Directors of the Company approved the Amended and Restated Equity Incentive Plan (the “Amended Plan”), which was approved by the shareholders at the Company’s Annual General Meeting of Shareholders held on April 12, 2022, which increased the number of ordinary shares reserved for issuance under such equity incentive plan to 15% of the Company’s outstanding ordinary shares on a fully-diluted basis, or 9,850,995 ordinary shares represented by 281,455 ADSs as of June 30, 2025. Under the Amended Plan, the Company may grant options to its directors, officers, employees, consultants, advisers and service providers. As of June 30, 2025, 101,400 ADSs remained available for issuance.

The following table summarizes stock-based activities under the Amended Plan:

		Weighted	Weighted
		Average	Average
	ADS Underlying	Exercise	Contractual
	Options	Price	Terms
Outstanding at December 31, 2024	55,541	$150.47	9.76
Granted	124,514	9.07
Canceled	—	—
Outstanding at June 30, 2025	180,055	$52.69	9.30

Exercisable options at June 30, 2025	2,043	$2,576.66	7.88

The above table does not include options to acquire 31,469 granted to certain Company directors in lieu of cash payment of a portion of their respective 2025 annual retainer fees, which are subject to shareholder approval the Company’s Annual General Meeting scheduled to be held August 21, 2025.

The intrinsic value of exercisable options at June 30, 2025 was $0.

Stock options granted during the six months ended June 30, 2025 were valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

June 30,
2025
Expected volatility	108.4%
Risk-free interest rate	4.4%
Expected dividend yield	0.0%
Expected life of options in years	6.4
Exercise Price	$9.07
Fair value of common stock	$9.07
Estimate fair value of option	$7.73

The Company did not grant any options in the six months ended June 30, 2024.

Stock based compensation expense was approximately $321,000 ($86,000 included in research and development expense and $235,000 included in general and administrative expenses) in the three months ended June 30, 2025 and approximately $682,000 ($206,000 included in research and development expense and $476,000 included in general and administrative expenses) in the six months ended June 30, 2025.

Stock based compensation expense was approximately $313,000 ($68,000 included in research and development expense and $245,000 included in general and administrative expenses) in the three months ended June 30, 2024 and approximately $619,000 ($118,000 included in research and development expense and $501,000 included in general and administrative expenses) in the six months ended June 30, 2024.

At June 30, 2025, the total unrecognized compensation expense related to non-vested options was approximately $3.1 million and is expected to be recognized over the remaining weighted average service period of approximately 3.35 years.

NOTE 7 – PREPAID EXPENSES

Prepaid expenses are as follows:

	June 30,	December 31,
	2025	2024
Prepaid R&D costs	$499,905	$772,083
Prepaid insurance	135,434	309,889
Prepaid expense	53,594	87,154
Total	$688,933	$1,169,126
Less: Short-term portion	(688,933)	(869,126)
Long-term portion	$—	$300,000

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are as follows:

	June 30,	December 31,
	2025	2024
Research contract expenses (note 12)	$667,310	$183,094
Payroll (note 11)	736,656	940,539
Payroll taxes (note 11)	62,264	77,726
Professional fees	100,843	323,497
Other expenses	150,491	4,121
Total	$1,717,564	$1,528,977

NOTE 9 – IN-LICENSED TECHNOLOGY

Skinvisible:

In October 2019, Quoin Inc. entered into the Exclusive Licensing Agreement (as amended from time to time, the “License Agreement”) with Skinvisible Pharmaceuticals, Inc. (“Skinvisible”), under which Skinvisible granted the Company an exclusive royalty-bearing license relating to the production and manufacture of prescription drug products related to certain patents held by Skinvisible, including those related to QRX003 and QRX004. The Company made Skinvisible a one-time non-refundable, non-creditable license fee of $1 million (the “License Fee”). In addition, the Company agreed to pay Skinvisible a single digit royalty percentage of the Company’s net sales revenues for any licensed product covered by the patent rights licensed under the License Agreement. The Company also agreed to pay Skinvisible 25% of any revenues the Company receives as royalties in the event that the Company sublicenses any licensed products to a third party. The License Agreement also requires that the Company make a one-time $5 million payment to Skinvisible upon receiving approval in the U.S. or European Union, whichever occurs first, for the first drug product developed using intellectual property licensed thereunder. There were no milestone or royalty obligations due at June 30, 2025 and December 31, 2024.

NOTE 10 - INTANGIBLE ASSETS

Intangible assets are as follows:

	June 30,	December 31,
	2025	2024
Technology license – Skinvisible	$1,000,000	$1,000,000
Total cost	1,000,000	1,000,000
Accumulated amortization	(566,666)	(516,666)
Net book value	$433,334	$483,334

The Company recorded amortization expense of approximately $25,000 and $25,000 in the three months ended June 30, 2025 and 2024, respectively. The Company recorded amortization expense of approximately $50,000 and $50,000 in the six months ended June 30, 2025 and 2024, respectively. The annual amortization expense expected to be recorded for existing intangible assets for the years 2025 through 2029, is approximately $50,000, $100,000, $100,000, 100,000 and $83,000, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

Employment Agreements and Due to Officers/Founders:

Due to the limited funding of Quoin Inc. prior to the consummation of the Merger, the compensation, including salary, office and car allowances and other benefits, due to Dr. Myers and Ms. Carter under their respective employment agreements, as well as reimbursement of expenses and other amounts paid by Dr. Myers and Ms. Carter to third parties on behalf of Quoin Inc., were not paid by Quoin Inc. to Dr. Myers and Ms. Carter, and were accrued as indebtedness to Dr. Myers and Ms. Carter. Following the closing of the Merger, Quoin Inc. began making payments of $25,000 per month to each of Dr. Myers and Ms. Carter to repay the above-described non-interest-bearing indebtedness. The Company repaid $75,000 and $75,000 of such indebtedness to Dr. Myers and $75,000 and $75,000 to Ms. Carter in the three months ended June 30, 2025 and 2024, respectively. The Company repaid $150,000 and $150,000 of such indebtedness to Dr. Myers and $150,000 and $150,000 to Ms. Carter in the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, approximately $1.5 million and $1.1 million of such indebtedness was outstanding to Dr. Myers and Ms. Carter, respectively.

Amounts due to officers at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
Salaries and other compensation	$2,623,733	$2,923,733
Less: Short-term portion	(600,000)	(600,000)
Long-term portion	$2,023,733	$2,323,733

Interest Payable:

See Note 4 for interest payable on the 2020 Notes.

NOTE 12 – RESEARCH, CONSULTING AGREEMENTS AND COMMITMENTS

Research agreements

In November 2020, Quoin Inc. entered into a Master Service Agreement with Therapeutics Inc. for the management of the preclinical and clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement was three years with automatic one year extensions, and the agreement required the execution of individual work orders. Quoin Inc. may terminate any work order for any reason with 90 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Therapeutics Inc. A work order was entered into in June 2022 for the first QRX003 clinical study at an expected estimated cost of approximately $4.4 million. An additional work order was entered into in December 2022 for a second QRX003 clinical study at an expected estimated cost of approximately $830,000. An amended and restated change order for the two studies was entered into in December 2024 at an estimated total remaining cost from August 2024 of approximately $3.6 million for the two studies combined. For the three and six months ended June 30, 2025 and 2024, the Company incurred a research and development expense under these agreements of approximately $348,000 and $759,000 and $162,000 and $650,000 respectively.

In November 2021, the Company entered into a research agreement with Queensland University of Technology (QUT) for a pre-clinical research program for the development of a product to treat Netherton Syndrome of approximately $250,000. In May 2022, the Company entered into a second research agreement with QUT for the development of a product to treat Scleroderma of approximately $610,000. Each agreement remains in place until the completion of the research program, which in each case was initially anticipated to be 18 months from execution. For the three and six months ended June 30, 2025 and 2024, the Company did not incur any costs related to these agreements. In July 2025 the Company announced that, in light of the expected near - term completion of the QRX003 clinical program for Netherton Syndrome, the Company has discontinued Netherton Syndrome research program with QUT. The Company is planning to schedule a meeting with QUT to discuss the future direction of the Scleroderma research program.

In June 2024, the Company signed a research agreement with The School of Pharmacy at University College Cork, Ireland (UCC). The scope of the agreement encompasses the development of novel topical formulations of rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are currently no approved therapies or cures. Under the terms of the agreement, based on the achievement of certain milestones, the Company will fund up to approximately €567,000 ($668,000) plus VAT over an anticipated 2-1/2 year period to support the UCC research program to investigate the development of a number of topical rapamycin formulations for future development as potential treatments for several rare and orphan diseases. Following completion of the research program, the Company will have the option to advance the clinical development of rapamycin formulations developed by UCC. Work on this research project commenced in December 2024. For the three and six months ended June 30, 2025, the Company incurred a research and development expense under these agreements of approximately $60,000 and $120,000 respectively.

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

Warrants

The following table summarizes warrant activities during the six months ended June 30, 2025:

		Weighted
	ADSs	Average
	Underlying	Exercise Price
	Warrants	Per ADS
Outstanding and exercisable at December 31, 2024	1,440,664	$16.80
Exercised Pre-Funded and Common Warrants	(332,505)	0.58
Outstanding and exercisable at June 30, 2025	1,108,159	$21.92

As of June 30, 2025, outstanding Warrants expire in 2026, 2027 and 2029, and the outstanding Warrants have an approximate intrinsic value of $0.

NOTE 14 – CONTINGENCIES

From time to time, the Company may become involved in various legal matters arising in the ordinary course of business. Management is unaware of any matters requiring accrual for related losses in the unaudited condensed consolidated financial statements.

NOTE 15 – LICENSE AGREEMENTS

As of June 30, 2025, the Company had nine commercial license and supply agreements outstanding, whereby the Company will receive a royalty or other proceeds from the specified product revenues from the licensor, if and when the underlying products are approved and commercialized or sold via compassionate use or early access programs. No royalty revenues have been received through June 30, 2025 from any of these agreements.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to the end of the second quarter of 2025, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental expenditures, modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income, amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements. The Company is currently assessing the impact of the OBBBA and an estimate of the impact on the Company’s consolidated financial statements is not yet available.

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

Overview

We are a late-stage clinical specialty pharmaceutical company focused on the development and commercialization of therapeutic products that treat rare and orphan diseases for which there are currently either no approved or very limited treatments or cures. Our lead product, QRX003, is in late-stage clinical development as a potential treatment for Netherton Syndrome, a rare hereditary genetic disease. QRX003 is currently being tested in two pivotal registrational clinical studies under an open IND application with the FDA. We have opened five clinical sites in the US and intend to open a sixth US clinical site at Northwestern University. We are expanding our trials internationally into the Middle East, the United Kingdom and additional countries in Europe, including Spain and Germany. QRX003 is currently being tested in two pediatric NS patients at the Children’s Hospital in Dublin, Ireland and we intend to expand this study to include additional children with NS in Spain, the United Kingdom and potentially other countries. QRX003 is also being developed as a potential treatment for Peeling Skin Syndrome with the first subject being treated in New Zealand. In addition, we entered into a Research Agreement with the Queensland University of Technology, under which we have obtained an option for a global license to QRX008 for the potential treatment of scleroderma, as well as a Research Agreement with University College Cork for the development of novel topical formulations of Rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are either limited or no approved therapies or cures, including microcystic lymphatic malformations, venous malformations and angiofibroma’s.

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

Recent Developments

ADS Ratio Change and Nasdaq Listing

On April 29, 2024, we received a letter from the Listing Qualifications staff of Nasdaq notifying us that the closing bid price per our American Depositary Shares (“ADSs”) evidencing our ordinary shares (“Ordinary Shares”) was below the required minimum of $1.00 for a period of 30 consecutive business days and that we did not meet the Minimum Bid Price Requirements set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Pursuant to Nasdaq Rule 5810(c)(3)(A), we had an initial period of one hundred eighty (180) calendar days, or until October 28, 2024, which was subsequently extended for an additional one hundred eighty (180) calendar days, or until April 28, 2025, to regain compliance with Nasdaq’s Minimum Bid Price Requirement. In order to regain compliance with the Minimum Bid Price Requirement, on April 9, 2025 we effected a change in the ratio of our ADSs from one (1) ADS representing one (1) Ordinary Share to one (1) ADS representing thirty-five (35) Ordinary Shares (the “Ratio Change”), which resulted in a 1 for 35 reverse split of the issued and outstanding ADSs (the “Reverse Split”). Our Ordinary Shares were not affected by this adjustment. On April 29, 2025, we received a letter from Nasdaq stating that our closing bid price per ADS was at $1.00 or greater for the last 13 consecutive business days. Accordingly, we regained compliance with Listing Rule 5550(a)(2) and the matter was closed.

Except as specifically provided, ADSs and related option and warrant information presented herein, including our unaudited condensed consolidated financial statements and accompanying footnotes, has been retroactively adjusted to reflect the Ratio Change and the Reverse Split.

There can be no assurance that we will be able to maintain compliance with Nasdaq’s Minimum Bid Price Requirement for continued listing. If our ADSs were delisted from Nasdaq, it would have a material negative impact on the actual and potential liquidity of our securities, as well as a material negative impact on our ability to raise future capital.

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

Results of Operations – Three months ended June 30, 2025 compared to the three months ended June 30, 2024

The following table sets forth our results of operations for the three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	Three months ended June 30,
	2025	2024	Change
Operating Expenses
General and administrative	$1,742,594	$1,549,615	$192,979
Research and development	2,050,585	587,503	1,463,082
Total operating expenses	3,793,179	2,137,118	1,656,061
Other (income) and expenses
Unrealized loss	6,004	2,177	3,827
Realized and accrued interest income	(103,245)	(165,262)	62,017
Total other income	(97,241)	(163,085)	65,844
Net loss	$(3,695,938)	$(1,974,033)	$(1,721,905)

General and Administrative Expenses

General and administrative expenses were approximately $1,743,000 and $1,550,000, in the three months ended June 30, 2025 and 2024, respectively, representing an increase of $193,000, or approximately 12.5%. The increase was primarily due to an increase of $155,000 in consulting costs, $51,000 in marketing and website expenses, $50,000 in legal and professional fees and $25,000 in corporate Delaware tax costs, offset by, decreases of $41,000 in payroll and benefits, $33,000 in travel costs, $26,000 in insurance costs, and non-cash stock-based compensation expense of $10,000 due to increased allocation of such costs to research and development expenses.

Research and Development Expenses

Our research and development expenses during the three months ended June 30, 2025 and 2024 were approximately $2,051,000 and $588,000, respectively, representing an increase of $1,463,000, or approximately 248.8%. The increase was primarily due to $1,431,000 in increased external expenditures on our development programs, including work related to the clinical studies for the development of QRX003, an $18,000 increase in non-cash stock-based compensation expense allocated to research and development expenses, and $14,000 of increased other research and development expenditures including our research collaboration with University College Cork. See “Components of Our Results of Operations - Research and Development Expenses” above.

We amortize licensed or acquired intellectual property over its expected useful life, included in research and development expenses set out above. Amortization of intangible assets was approximately $25,000 and $25,000 in each of the three month periods ended June 30, 2025 and 2024.

Other Expenses:

We had approximately $6,000 in unrealized loss and $103,000 in realized gain and accrued interest income in the three months ended June 30, 2025 from our cash and cash equivalents and investments in marketable debt securities. We had approximately $2,000 in unrealized loss and $165,000 in realized gain and accrued interest income in the three months ended June 30, 2024 from our cash and cash equivalents and investments in marketable debt securities.

Results of Operations – Six months ended June 30, 2025 compared to the six months ended June 30, 2024

The following table sets forth our results of operations for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six months ended June 30,
	2025	2024	Change
Operating Expenses
General and administrative	$3,325,632	$3,122,601	$203,031
Research and development	4,424,724	1,472,801	2,951,923
Total operating expenses	7,750,356	4,595,402	3,154,954
Other (income) and expenses
Unrealized loss	5,878	8,686	(2,808)
Realized and accrued interest income	(248,117)	(302,775)	54,658
Total other income	(242,239)	(294,089)	51,850
Net loss	$(7,508,117)	$(4,301,313)	$(3,206,804)

General and Administrative Expenses

General and administrative expenses were approximately $3,326,000 and $3,123,000, in the six months ended June 30, 2025 and 2024, respectively, representing an increase of $203,000, or approximately 6.5%. The increase was primarily due to an increases of $175,000 in consulting expenses, $139,000 in legal and professional fees, $102,000 in public company costs, $59,000 in marketing and website expenses and $34,000 in corporate Delaware tax costs, offset by, decreases of $235,000 in payroll and benefits, $54,000 in insurance costs and non-cash stock-based compensation expense of $26,000 due to increased allocation of such costs to research and development expenses.

Research and Development Expenses

Our research and development expenses during the six months ended June 30, 2025 and 2024 were approximately $4,425,000 and $1,473,000, respectively, representing an increase of $2,952,000, or approximately 200.4%. The increase was primarily due to $2,572,000 in increased external expenditures on our development programs, including work related to the clinical studies for the development of QRX003, an $89,000 increase in non-cash stock-based compensation expense allocated to research and development expenses, and $292,000 of increased other research and development expenditures including our research collaboration with University College Cork. See “Components of Our Results of Operations - Research and Development Expenses” above.

We amortize licensed or acquired intellectual property over its expected useful life, included in research and development expenses set out above. Amortization of intangible assets was approximately $50,000 and $50,000 in each of the six month periods ended June 30, 2025 and 2024.

Other Expenses:

We had approximately $6,000 in unrealized loss and $248,000 in realized and accrued interest income in the six months ended June 30, 2025 from our cash and cash equivalents and investments in marketable debt securities. We had approximately $9,000 in unrealized loss and $303,000 in realized gain and accrued interest income in the six months ended June 30, 2024 from our cash and cash equivalents and investments in marketable debt securities.

Liquidity and Capital Resources

We have incurred net losses every year since inception and had an accumulated deficit of approximately $62.7 million at June 30, 2025. We have a limited operating history and have historically funded our operations through debt and equity financings. We incurred net losses of approximately $7.5 million and negative cash flows from operations of $6.3 million for the six months ended June 30, 2025. At June 30, 2025, we had cash and cash equivalent balances totaling $1.7 million and investments of $6.1 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of planned clinical trials and our expenditures on other research and development activities. Despite our recent financing in December 2024, pursuant to which we raised gross proceeds of approximately $6.8 million, based upon our current business plans and cash, cash equivalents and investments on hand, management has concluded that there is substantial doubt about our ability to continue as a going concern for a period of at least one year from the issuance of the unaudited consolidated financial statements included in this report. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Additional financing will be required to complete the research and development of our therapeutic targets and our other operating requirements, which may not be available at acceptable terms, if at all. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions. There can be no assurance that we will be successful in accomplishing these objectives.

We continue to seek sources of financing to fund our continued operations and research and development programs, including grants. To raise additional capital, we may sell additional equity or debt securities, or enter into collaborative, strategic, and/or licensing transactions. There can be no assurance that we will be able to complete any financing transaction in a timely manner or on acceptable terms or otherwise enter into a collaborative or strategic transaction. If we are unable to obtain additional funding when it becomes necessary, the development of our product candidates will be impacted and we would likely be forced to delay, reduce, or terminate some or all of our development programs or cease operations altogether, all of which could have a material adverse effect on our business, results of operations and financial condition.

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

Summary Statement of Cash Flows

As of June 30, 2025, we had approximately $7,790,000 in cash and cash equivalents and investments in marketable securities. The table below presents our cash flows for the six month periods ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(6,280,510)	$(3,441,495)
Net cash provided (used) in investing activities	4,452,701	(1,310,774)
Net cash (used) provided in financing activities	(127,042)	5,196,197
Net change in cash and cash equivalents	$(1,954,851)	$443,928

Operating Activities

Net cash used in operating activities was approximately $6,281,000 and $3,441,000 in the six months ended June 30, 2025 and 2024, respectively. The increase in 2025 was primarily due to an increase in net loss, offset by an increase in stock based compensation, a decrease in accounts payable and accrued expenses and a decrease in prepaid expenses.

Investing Activities

Investment activities provided net cash of $4,453,000 and used net cash of $1,311,000 in the six months ended June 30, 2025 and 2024, respectively. The cash provided in investing activities for the six months ended June 30, 2025 consisted of net sales and redemptions of US Treasury Bills and Notes. The cash used in investing activities for the six months ended June 30, 2024 consisted of net purchases of short maturity US Treasury Bills and Notes from the proceeds of the March 2024 public offering.

Financing Activities

Net cash used by financing activities was approximately $127,000 for the six months ended June 30, 2025. The net cash provided increased due to the receipt of approximately $173,000 in net proceeds from the exercise of warrants, partially offset by repayments of amounts due to officers of $300,000. Net cash provided by financing activities was approximately $5,196,000 for the six months ended June 30, 2024. The net cash provided increased due to the receipt of approximately $5.5 million in net proceeds from our March 2024 public offering partially offset by repayments of amounts due to officers of $300,000.

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

In November 2020, Quoin Inc. entered into a Master Service Agreement with Therapeutics Inc. for the management of the preclinical and clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement was three years with automatic one year extensions, and the agreement required the execution of individual work orders. Quoin Inc. may terminate any work order for any reason with 90 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Therapeutics Inc. A work order was entered into in June 2022 for the first QRX003 clinical study at an expected estimated cost of approximately $4.4 million through 2024. An additional change order was entered into in December 2022 for a second QRX003 clinical study at an expected estimated cost of approximately $830,000. An amended and restated change order for the two studies was entered into in December 2024 at an estimated total remaining cost from August 2024 of approximately $3.6 million for the two studies combined. For the three and six months ended June 30, 2025 and 2024, we incurred research and development expenses under these agreements of approximately $348,000 and $759,000, and $162,000 and $650,000 respectively.

In November 2021, we entered into a research agreement with Queensland University of Technology (QUT) for a pre-clinical research program for the development of a product to treat Netherton Syndrome of approximately $250,000. In May 2022, we entered into a second research agreement with QUT for the development of a product to treat Scleroderma of approximately $610,000. Each agreement remains in place until the completion of the research program, which in each case was initially anticipated to be 18 months from execution. For the three and six months ended June 30, 2025 and 2024, we did not incur any costs related to these agreements. In July 2025 we announced that, in light of the expected near-term completion of the QRX003 clinical program for Netherton Syndrome, we have discontinued Netherton Syndrome research program with QUT. We are planning to schedule a meeting with QUT to discuss the future direction of the Scleroderma research program.

In June 2024, we entered into a research agreement with The School of Pharmacy at UCC. The scope of the agreement encompasses the development of novel topical formulations of Rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are currently very limited or no approved therapies or cures. Under the terms of the agreement, based on the achievement of certain milestones, we will fund up to approximately €567,000 ($668,000) plus VAT over an anticipated 2-1/2 year period to support the UCC research program to investigate the development of a number of topical rapamycin formulations for future development as potential treatments for several rare and orphan diseases. Following completion of the research program, we will have the option to advance the clinical development of rapamycin formulations developed by UCC. Work on this research project commenced in December 2024. For the three and six months ended June 30, 2025, we incurred a research and development expense under these agreements of approximately $60,000 and $120,000 respectively.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 29, 2024, we received a letter from the Listing Qualifications staff of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that the closing bid price per ADS was below the required minimum of $1.00 for a period of 30 consecutive business days and that we did not meet the Minimum Bid Price Requirements set forth in Nasdaq Listing Rule 5550(a)(2). Pursuant to Nasdaq Rule 5810(c)(3)(A), we had an initial period of one hundred eighty (180) calendar days, or until October 29, 2024, which was subsequently extended a further one hundred eighty (180) calendar days, or until April 28, 2025 (the “Compliance Period”), to regain compliance with Nasdaq’s Minimum Bid Price Requirement. To regain compliance with the Nasdaq Listing Rules, on April 9, 2025, we effected a change in the ratio of ADSs evidencing Ordinary Shares from one (1) ADS representing one (1) Ordinary Share to one (1) ADS representing thirty-five (35) Ordinary Shares. On April 29, 2025, we received a letter from Nasdaq stating that our closing bid price per ADS was at $1.00 or greater for the last 13 consecutive business days. Accordingly, we regained compliance with Listing Rule 5550(a)(2) and the matter was closed.

Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that any listed company that fails to meet the Minimum Bid Price Requirement and has effected a reverse stock split over the prior one-year period, or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, will not be eligible for an automatic 180-day grace compliance period and the Nasdaq Listing Qualifications Department is obligated to immediately issue a delisting determination. Therefore, if we were to fall out of compliance with the Minimum Bid Price Requirement prior to April 9, 2026, we would not be able to effect a reverse stock split and would immediately be issued a delisting determination. Further, the Nasdaq rule provides that a company will not be considered to have regained compliance with the Minimum Bid Price Requirement if the company takes an action to achieve compliance (such as a reverse split) and that action results in the Company’s security falling below the numeric threshold for another listing requirement.

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

As of June 30, 2025, we had an accumulated deficit of $62.7 million. As of June 30, 2025, our cash and cash equivalents and investments were $7.8 million. Despite our recent financing in December 2024, pursuant to which we raised gross proceeds of approximately $6.8 million, based on our current expected level of operating expenditures we believe our cash and cash equivalents and investments on hand, management has concluded that there is substantial doubt about our ability to continue as a going concern for a period of at least one year from the issuance of the unaudited consolidated financial statements included in this report. We will need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or other arrangements to support our future operations. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions. There can be no assurance that we will be successful in accomplishing these objectives. Without such additional capital, we may be required to curtail or cease operations and be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

We have incurred significant losses since our inception and have limited cash available for our operations.

To date, we have not commercialized any products and have not generated any revenue. We have incurred net losses every year since inception and we have an accumulated deficit of approximately $62.7 million at June 30, 2025. We have historically funded our operations through debt and equity financings. At June 30, 2025, we had cash and cash equivalent balances totaling $1.7 million and investments of $6.1 million. We believe that we do not have sufficient cash for operating our business for twelve months from the date of filing this form 10-Q. We are subject to risks common to late-stage clinical specialty pharmaceutical companies including, but not limited to, unanticipated or higher than expected clinical trial costs and the ability to estimate such occurrences, if any, on our cash, liquidity, additional financing requirements, and availability. Accordingly, we may need to raise additional funds during this period. We have devoted a majority of our financial resources to research and development, including our preclinical and ongoing clinical development activities. To date, we have funded our operations primarily through our founders’ funding expenditures and the sale of equity and convertible securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the second quarter of 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

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

Quoin Pharmaceuticals Ltd.

August 7, 2025	By:	/s/ Gordon Dunn
Name: Gordon Dunn
Title: Chief Financial Officer