Form 10-Q
period 2025-09-30
Quoin Pharmaceuticals, Ltd.
filed 2025-11-06
CIK 1671502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, the registrant had 29,364,180 ordinary shares, no par value per share, outstanding, and 838,976 ADSs outstanding, with each ADS representing thirty-five (35) ordinary shares.

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

Important factors that could cause actual results, developments and business decisions to differ materially from those anticipated in these forward-looking statements include, among other things:

●	our limited operating history and the difficulties encountered by a small developing company;
●	our history of losses and inability to fund our business from operations may require us in the future to obtain additional capital the terms of which may not be on acceptable terms, or at all;
●	our lack of revenue and potential inability to be profitable;
●	uncertainties of cash flows and inability to meet working capital needs;
●	our ability to obtain regulatory approvals;
●	our ability to generate favorable pre-clinical and clinical trial results;
●	our ability to identify and develop potential product candidates;
●	additional costs or delays associated with unsuccessful clinical trials;
●	the inability to predict the timing of revenue from sales of a future product;
●	the extensive regulatory requirements and future developmental and regulatory challenges we will still face even if we obtain approval for a product candidate;
●	our ability to maintain orphan drug designation or data exclusivity for our product candidates;
●	the potential oversight of programs or product candidates that may be more profitable or more successful;

●	our manufacturing processes may not be validated and our methodology may not be accepted by the scientific community;
●	the ability to conduct clinical trials, because of difficulties enrolling patients or other reasons;
●	the requirements of being a publicly traded company may strain our resources;
●	potential adverse effects resulting from failure to maintain effective internal controls;
●	our ability to comply with the applicable continued listing requirements of Nasdaq;
●	the potential negative impact on our securities price and trading volume if securities or industry analysts do not publish reports about us or if they adversely change their recommendations about our business;
●	the potential volatility of the market price for our ADSs;
●	the potential dilution of our shareholders’ potential ownership due to future issuances of share capital;
●	the requirement for holders of ADSs to act through the depositary to exercise their rights;
●	the potential limitations on ADS holders with respect to the transfer of their ADSs;
●	the risks of securities class action litigation; and
●	other risks and uncertainties, including those listed under described in Part I – Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”), as well as our subsequent reports filed with the SEC.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,830,906	$3,623,343
Investments	3,581,772	10,433,535
Prepaid expenses and other current assets	602,652	869,126
Total current assets	6,015,330	14,926,004
Prepaid expenses - long term	—	300,000
Intangible assets, net	408,334	483,334
Total assets	$6,423,664	$15,709,338

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,860,719	$905,704
Accrued expenses	2,157,581	1,528,977
Accrued interest and financing expense	1,146,251	1,146,251
Due to officers - short term	600,000	600,000
Total current liabilities	5,764,551	4,180,932

Due to officers - long term	1,873,733	2,323,733
Total liabilities	$7,638,284	$6,504,665

Commitments and contingencies

Shareholders’ equity (deficit):
Ordinary shares, no par value per share, 5,000,000,000 and 100,000,000 ordinary shares authorized at September 30, 2025 and December 31, 2024, respectively - 20,585,830 (588,166 ADS’s) ordinary shares issued and outstanding at September 30, 2025 and 8,948,164 (255,661 ADS’s) ordinary shares issued and outstanding at December 31, 2024	$—	$—
Additional paid in capital	65,407,454	64,370,465
Accumulated deficit	(66,622,074)	(55,165,792)
Total shareholders’ equity (deficit)	(1,214,620)	9,204,673

Total liabilities and shareholders’ equity (deficit)	$6,423,664	$15,709,338

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating expenses
General and administrative	$1,738,751	$1,448,382	$5,064,383	$4,570,983
Research and development	2,281,174	1,079,620	6,705,898	2,552,421

Total operating expenses	4,019,925	2,528,002	11,770,281	7,123,404

Other (income) and expenses
Unrealized gain	(9,494)	(31,729)	(3,616)	(23,043)
Realized and accrued interest income	(62,266)	(146,388)	(310,383)	(449,163)
Total other income	(71,760)	(178,117)	(313,999)	(472,206)
Net loss	$(3,948,165)	$(2,349,885)	$(11,456,282)	$(6,651,198)

Loss per ADS
Loss per ADS
Basic	$(6.71)	$(16.29)	$(19.50)	$(57.18)
Fully-diluted	$(6.71)	$(16.29)	$(19.50)	$(57.18)

Weighted average number of ADS’s outstanding
Basic	588,166	144,278	587,561	116,319
Fully-diluted	588,166	144,278	587,561	116,319

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

Three and nine months ended September 30, 2024

			Additional
	Ordinary		Paid in	Accumulated
	Shares	ADS’s	Capital	Deficit	Total
Balance at January 1, 2024	987,220	28,206	$51,867,336	$(46,203,320)	$5,664,016
Net loss	—	—	—	(2,327,280)	(2,327,280)
Issuance of ADS’s, pre-funded warrants and warrants, net	2,808,750	80,250	5,482,472	—	5,482,472
Stock based compensation	—	—	306,314	—	306,314
Balance at March 31, 2024	3,795,970	108,456	$57,656,122	$(48,530,600)	$9,125,522
Net loss	—	—	—	(1,974,033)	(1,974,033)
Exercise of pre-funded warrants	184,000	5,257	18	—	18
Reversal of accrued offering expenses	—	—	13,707	—	13,707
Stock based compensation	—	—	313,122	—	313,122
Balance at June 30, 2024	3,979,970	113,713	$57,982,969	$(50,504,633)	$7,478,336
Net loss	—	—	—	(2,349,885)	(2,349,885)
Exercise of pre-funded warrants	1,069,750	30,564	108	—	108
Stock based compensation	—	—	313,122	—	313,122
Balance at September 30, 2024	5,049,720	144,277	$58,296,199	$(52,854,518)	$5,441,681

Three and nine months ended September 30, 2025

			Additional
	Ordinary		Paid in	Accumulated
	Shares	ADS’s	Capital	Deficit	Total
Balance at January 1, 2025	8,948,164	255,661	$64,370,465	$(55,165,792)	$9,204,673
Net loss	—	—	—	(3,812,179)	(3,812,179)
Exercise of pre-funded warrants and warrants, net	11,637,666	332,505	172,958	—	172,958
Stock based compensation	—	—	360,357	—	360,357
Balance at March 31, 2025	20,585,830	588,166	$64,903,780	$(58,977,971)	$5,925,809
Net loss	—	—	—	(3,695,938)	(3,695,938)
Stock based compensation	—	—	321,486	—	321,486
Balance at June 30, 2025	20,585,830	588,166	$65,225,266	$(62,673,909)	$2,551,357
Net loss	—	—	—	(3,948,165)	(3,948,165)
Stock based compensation	—	—	182,188	—	182,188
Balance at September 30, 2025	20,585,830	588,166	$65,407,454	$(66,622,074)	$(1,214,620)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows used in operating activities:
Net loss	$(11,456,282)	$(6,651,198)
Stock based compensation	864,031	932,558
Amortization of intangibles	75,000	75,000
Realized and unrealized gain and accrued interest on investments	(138,811)	(186,512)
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	1,583,619	(107,741)
Decrease in prepaid expenses and other assets	566,474	317,103
Net cash used in operating activities	$(8,505,969)	$(5,620,790)

Cash flows provided by investing activities:
Purchase of investments	$—	$(11,255,963)
Proceeds from redemption of investments	6,990,574	12,546,000
Net cash provided by investing activities	$6,990,574	$1,290,037

Cash flows (used in) provided by financing activities:
Payment of amounts due to officers	$(450,000)	$(450,000)
Proceeds from sale of equity securities, net	172,958	5,496,305
Net cash (used in) provided by financing activities	$(277,042)	$5,046,305

Net change in cash and cash equivalents:	(1,792,437)	715,552
Cash and cash equivalents - beginning of period	3,623,343	2,401,198
Cash and cash equivalents - end of period	$1,830,906	$3,116,750

Supplemental information - Non cash items:
Offering expenses associated with warrant modification	$—	$209,225

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

NOTE 1 – ORGANIZATION AND BUSINESS

Quoin Pharmaceuticals Ltd. (“Quoin Ltd.,” or the “Company”), formerly known as Cellect Biotechnology Ltd. (“Cellect”), is the holding company for Quoin Pharmaceuticals, Inc., a Delaware corporation (“Quoin Inc.”). Quoin Inc. was incorporated in Delaware on March 5, 2018. Quoin Inc. is the holding company for Quoin Therapeutics Ireland Limited (“Quoin Ireland”), an Irish private company limited by shares. Quoin Ireland was incorporated in Ireland on November 26, 2024. On October 28, 2021, Cellect completed the business combination with Quoin Inc., with Quoin Inc. surviving as a wholly-owned subsidiary of Cellect (the “Merger”). Immediately after completion of the Merger, Cellect changed its name to “Quoin Pharmaceuticals Ltd.”

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

The Company is a late-stage clinical specialty pharmaceutical company focused on the development and commercialization of therapeutic products that treat rare and orphan diseases for which there are currently very limited or no approved treatments or cures. The Company’s lead product, QRX003, is under clinical development as a potential treatment for Netherton Syndrome (“NS”), a rare hereditary genetic disease. QRX003 is in two pivotal registrational clinical studies under an open Investigational New Drug (“IND”) application with the Food and Drug Administration (“FDA”). The Company has opened six clinical sites in the United States (“US”). The Company has expanded its trials internationally with clinical sites being opened in the Middle East, the United Kingdom and additional countries in Europe, including Spain and Germany. QRX003 is currently being tested in two pediatric NS patients at the Children’s Hospital in Dublin, Ireland and the Company is expanding this study to include two additional children with NS in Austria. QRX003 is also being developed as a potential treatment for Peeling Skin Syndrome with the first subject being treated in New Zealand. The company is planning to expand this study to include up to three additional pediatric subjects. In addition, the Company has entered into a Research Agreements with the Queensland University of Technology (“QUT”), under which the Company has obtained an option for a global license to QRX008 for the potential treatment of scleroderma, as well as a Research Agreement with University College Cork (“UCC”) for the development of novel topical formulations of rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases, including microcystic lymphatic malformations, venous malformations and angiofibroma’s. Quoin has also entered into 9 commercial partnerships for QRX003 spanning 61 countries outside of its core commercial territories of the US, Western Europe and Japan. These partnership countries include Canada, Australia/New Zealand, the Middle East, China, Taiwan, Hong Kong, Singapore, Israel, Central and Eastern Europe, Turkey as well as several countries in Latin America. To date, no products have been commercialized and no revenue has been generated by the Company.

NOTE 2 - LIQUIDITY RISKS AND OTHER UNCERTAINTIES

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. At September 30, 2025, the Company had cash and cash equivalents balances totaling $1.8 million and investments of $3.6 million. In addition, on October 10, 2025, the Company entered into a Securities Purchase Agreement with several institutional and accredited investors for the issuance and sale in a private placement of securities for gross proceeds of approximately $16.6 million. On October 14, 2025 a further $3.3 million was received by the Company further to the exercise of certain warrants issued by the Company in December 2024.

The Company has incurred net losses every year since inception and has an accumulated deficit of approximately $66.6 million at September 30, 2025. The Company has a limited operating history and has historically funded its operations through debt and equity financings. The Company incurred net losses of approximately $11.5 million, and negative cash flows from operations of $8.5 million for the nine months ended September 30, 2025.

Based upon the Company’s current business plans and cash, cash equivalents and investments on hand as at the date of issuance of these financial statements, management has concluded that the Company has sufficient cash and liquidity to continue as a going concern for a period of at least one year from the issuance of the unaudited consolidated financial statements included in this report.

Additional financing will be required to fund the Company’s operating requirements until it achieves commercial profitability, if ever. Such financing may not be available at acceptable terms, if at all. If the Company is unable to obtain additional funding when it becomes necessary, the development of its product candidates will be impacted and the Company would likely be forced to delay, reduce, or terminate some or all of its development programs.

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

There can be no assurance that the Company will be able to maintain compliance with Nasdaq’s Minimum Bid Price Requirement for continued listing or other listing requirements. If the Company’s ADSs were delisted from Nasdaq, it would have a material negative impact on the actual and potential liquidity of the Company’s securities, as well as a material negative impact on the Company’s ability to raise future capital.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2025 and for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2024 and for the year then ended which are included in the Company’s Annual Report on Form 10- K, filed with the SEC on March 13, 2025.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Quoin Pharmaceuticals Ltd. and its wholly owned subsidiary. All intercompany transactions and balances are eliminated in consolidation. The functional currency of Quoin Ireland, a wholly-owned subsidiary of the Company, is remeasured into U.S. dollars using the exchange rate in effect at the consolidated balance sheet date. The Company translates the assets and liabilities of its Ireland subsidiary into the United States dollar at the exchange rate in effect on the balance sheet date and those unrealized gains and losses are reported in other comprehensive income or loss. Expenses are remeasured using the average exchange rate in effect during the period. Gains and losses arising from remeasurement of the wholly owned subsidiary’s financial statements are included in the determination of net income or loss.

Reclassification:

Certain balances in the unaudited condensed consolidated statement of operations for the three and nine month period September 30, 2024, have been reclassified to conform to the presentation in the consolidated statement of operations for the year ended December 31, 2024, specifically the reclassification of travel expenses allocated between general and administrative expenses and research and development expenses. Such reclassifications did not have a material impact on the unaudited condensed consolidated financial statements.

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

Investments:

Investments as of September 30, 2025 and December 31, 2024 consist of U.S. Treasury Bills and Notes, which are classified as trading securities, totaling $3.6 million and $10.4 million, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills and Notes held on September 30, 2025 have maturities within six months from the balance sheet date. As of September 30, 2025, the carrying value of the Company’s U.S. Treasury Bills and Notes approximates their fair value due to their short-term maturities.

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

The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three and nine months ended September 30, 2025 and 2024, there were no impairment indicators which required an impairment loss measurement.

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

In addition to the significant expense categories included within consolidated net loss presented on the Company’s unaudited condensed consolidated statements of operations, see below for disaggregated amounts that comprise research and development expenses:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
External clinical development expenses	$1,645,882	$687,666	$4,980,796	$1,450,903
Personnel related and stock-based compensation	464,008	253,739	1,151,498	726,358
Other research and development expenses	171,284	138,215	573,604	375,160
Total research and development expenses	$2,281,174	$1,079,620	$6,705,898	$2,552,421

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

Stock based compensation:

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The Company accounts for forfeitures as they occur. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

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

For the three and nine months ended September 30, 2025 and 2024, the number of shares excluded from the diluted net earnings (loss) per share included outstanding warrants to purchase 1,108,159 ADSs and outstanding stock options to purchase 200,627 ADSs, and outstanding warrants to purchase 256,809 ADSs and outstanding stock options to purchase 7,943 ADSs, respectively, as their inclusion in the denominator would be anti-dilutive.

NOTE 4 – ACCRUED INTEREST AND FINANCING EXPENSE

On October 2, 2020, Quoin Inc. issued promissory notes (the “2020 Notes”) to certain investors (“2020 Noteholders”). The 2020 Notes were mandatorily convertible into 12 ADSs, subject to adjustment and were converted in 2021. The ADSs issued to the 2020 Noteholders did not include accrued interest. Two of the five 2020 Noteholders received their amount due during the year ended December 31, 2022 and the Company’s estimate of the liability to the remaining three 2020 Noteholders was estimated to be $1,146,000 as of September 30, 2025 and December 31, 2024. Two of the remaining three 2020 Noteholders are related parties to the Company, the aggregate estimated liability to these parties was $339,000 as of September 30, 2025 and December 31, 2024.

There was no interest expense recognized in both the three and nine month periods ended September 30, 2025 and 2024.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy at September 30, 2025 and December 31, 2024:

September 30, 2025	Level 1	Level 2	Level 3	Total
US Treasury Bills and Notes	$3,581,772	$—	$—	$3,581,772
Total US Treasury Bills and Notes Asset	$3,581,772	$—	$—	$3,581,772

December 31, 2024	Level 1	Level 2	Level 3	Total
US Treasury Bills and Notes	$10,433,535	$—	$—	$10,433,535
Total US Treasury Bills and Notes Asset	$10,433,535	$—	$—	$10,433,535

NOTE 6 – STOCK BASED COMPENSATION

On August 21, 2025, at our 2025 Annual General Meeting of Shareholders, our shareholders approved the Quoin Pharmaceuticals Ltd. 2025 Equity Incentive Plan (the “2025 Plan”) and authorized the issuance pursuant to the 2025 Plan of up to 3,000,000 Ordinary Shares, subject to an automatic annual increase equal to the smaller of (a) fifteen percent (15%) of the number of Ordinary Shares issued and outstanding on a fully diluted basis on the immediately preceding December 31, or (b) an amount determined by our Board of Directors. The 2025 Plan supersedes the Amended and Restated Equity Incentive Plan (the “Amended Plan”), which was approved by the shareholders at the Company’s Annual General Meeting of Shareholders held on April 12, 2022.

The following table summarizes stock-based activities under the Amended Plan:

		Weighted	Weighted
		Average	Average
	ADS Underlying	Exercise	Contractual
	Options	Price	Terms
Outstanding at December 31, 2024	55,541	$150.47	9.76
Granted	155,983	9.07	—
Canceled	(10,897)	74.19	—
Outstanding at September 30, 2025	200,627	$44.68	9.59

Exercisable options at September 30, 2025	2,049	$2,338.08	6.40

The intrinsic value of exercisable options at September 30, 2025 was $0.

Stock options granted during the nine months ended September 30, 2025 were valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

September 30,
2025
Expected volatility	108.1%
Risk-free interest rate	4.4%
Expected dividend yield	0.0%
Expected life of options in years	6.4
Exercise Price	$9.07
Fair value of common stock	$8.71
Estimate fair value of option	$7.39

The Company did not grant any options in the nine months ended September 30, 2024.

Stock based compensation expense was approximately $182,000 ($95,000 included in research and development expense and $87,000 included in general and administrative expenses) in the three months ended September 30, 2025 and approximately $864,000 ($301,000 included in research and development expense and $563,000 included in general and administrative expenses) in the nine months ended September 30, 2025.

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

At September 30, 2025, the total unrecognized compensation expense related to non-vested options was approximately $2.5 million and is expected to be recognized over the remaining weighted average service period of approximately 3.53 years.

NOTE 7 – PREPAID EXPENSES

Prepaid expenses are as follows:

	September 30,	December 31,
	2025	2024
Prepaid R&D costs	$451,716	$772,083
Prepaid insurance	68,680	309,889
Prepaid expense	82,256	87,154
Total	$602,652	$1,169,126
Less: Short-term portion	(602,652)	(869,126)
Long-term portion	$—	$300,000

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are as follows:

	September 30,	December 31,
	2025	2024
Research contract expenses (note 12)	$649,232	$183,094
Payroll (note 11)	972,625	940,539
Payroll taxes (note 11)	53,585	77,726
Accrued severance	416,942	—
Professional fees	30,564	323,497
Other expenses	34,633	4,121
Total	$2,157,581	$1,528,977

NOTE 9 – IN-LICENSED TECHNOLOGY

Skinvisible:

In October 2019, Quoin Inc. entered into the Exclusive Licensing Agreement (as amended from time to time, the “License Agreement”) with Skinvisible Pharmaceuticals, Inc. (“Skinvisible”), under which Skinvisible granted the Company an exclusive royalty-bearing license relating to the production and manufacture of prescription drug products related to certain patents held by Skinvisible, including those related to QRX003 and QRX004. The Company made Skinvisible a one-time non-refundable, non-creditable license fee of $1 million (the “License Fee”). In addition, the Company agreed to pay Skinvisible a single digit royalty percentage of the Company’s net sales revenues for any licensed product covered by the patent rights licensed under the License Agreement. The Company also agreed to pay Skinvisible 25% of any revenues the Company receives as royalties in the event that the Company sublicenses any licensed products to a third party. The License Agreement also requires that the Company make a one-time $5 million payment to Skinvisible upon receiving approval in the U.S. or European Union, whichever occurs first, for the first drug product developed using intellectual property licensed thereunder. There were no milestone or royalty obligations due at September 30, 2025 and December 31, 2024.

NOTE 10 - INTANGIBLE ASSETS

Intangible assets are as follows:

	September 30,	December 31,
	2025	2024
Technology license – Skinvisible	$1,000,000	$1,000,000
Total cost	1,000,000	1,000,000
Accumulated amortization	(591,666)	(516,666)
Net book value	$408,334	$483,334

The Company recorded amortization expense of approximately $25,000 and $25,000 in the three months ended September 30, 2025 and 2024, respectively. The Company recorded amortization expense of approximately $75,000 and $75,000 in the nine months ended September 30, 2025 and 2024, respectively. The annual amortization expense expected to be recorded for existing intangible assets for the years 2025 through 2029, is approximately $25,000, $100,000, $100,000, 100,000 and $83,000, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

Employment Agreements and Due to Officers/Founders:

Due to the limited funding of Quoin Inc. prior to the consummation of the Merger, the compensation, including salary, office and car allowances and other benefits, due to Dr. Myers and Ms. Carter under their respective employment agreements, as well as reimbursement of expenses and other amounts paid by Dr. Myers and Ms. Carter to third parties on behalf of Quoin Inc., were not paid by Quoin Inc. to Dr. Myers and Ms. Carter, and were accrued as indebtedness to Dr. Myers and Ms. Carter. Following the closing of the Merger, Quoin Inc. began making payments of $25,000 per month to each of Dr. Myers and Ms. Carter to repay the above-described non-interest-bearing indebtedness. The Company repaid $75,000 and $75,000 of such indebtedness to Dr. Myers and $75,000 and $75,000 to Ms. Carter in the three months ended September 30, 2025 and 2024, respectively. The Company repaid $225,000 and $225,000 of such indebtedness to Dr. Myers and $225,000 and $225,000 to Ms. Carter in the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, approximately $1.4 million and $1.0 million of such indebtedness was outstanding to Dr. Myers and Ms. Carter, respectively.

Amounts due to officers at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
Salaries and other compensation	$2,473,733	$2,923,733
Less: Short-term portion	(600,000)	(600,000)
Long-term portion	$1,873,733	$2,323,733

Interest Payable:

See Note 4 for interest payable on the 2020 Notes.

NOTE 12 – RESEARCH, CONSULTING AGREEMENTS AND COMMITMENTS

Research agreements

In November 2020, Quoin Inc. entered into a Master Service Agreement with Therapeutics Inc. for the management of the preclinical and clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement was three years with automatic one year extensions, and the agreement required the execution of individual work orders. Quoin Inc. may terminate any work order for any reason with 90 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Therapeutics Inc. A work order was entered into in June 2022 for the first QRX003 clinical study at an expected estimated cost of approximately $4.4 million. An additional work order was entered into in December 2022 for a second QRX003 clinical study at an expected estimated cost of approximately $830,000. An amended and restated change order for the two studies was entered into in December 2024 at an estimated total remaining cost from August 2024 of approximately $3.6 million for the two studies combined. For the three and nine months ended September 30, 2025 and 2024, the Company incurred research and development expense under these agreements of approximately $522,000 and $1,281,000 and $275,000 and $926,000 respectively.

In November 2021, the Company entered into a research agreement with Queensland University of Technology (QUT) for a pre-clinical research program for the development of a product to treat Netherton Syndrome of approximately $250,000. In May 2022, the Company entered into a second research agreement with QUT for the development of a product to treat Scleroderma of approximately $610,000. Each agreement remains in place until the completion of the research program, which in each case was initially anticipated to be 18 months from execution. For the three and nine months ended September 30, 2025 and 2024, the Company did not incur any costs related to these agreements. In July 2025 the Company announced that, in light of the expected near - term completion of the QRX003 clinical program for Netherton Syndrome, the Company has discontinued Netherton Syndrome research program with QUT. The Company is planning to schedule a meeting with QUT to discuss the future direction of the Scleroderma research program.

In June 2024, the Company signed a research agreement with The School of Pharmacy at University College Cork, Ireland (UCC). The scope of the agreement encompasses the development of novel topical formulations of rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are currently no approved therapies or cures. Under the terms of the agreement, based on the achievement of certain milestones, the Company will fund up to approximately €567,000 ($665,000) plus VAT over an anticipated 2-1/2 year period to support the UCC research program to investigate the development of a number of topical rapamycin formulations for future development as potential treatments for several rare and orphan diseases. Following completion of the research program, the Company will have the option to advance the clinical development of rapamycin formulations developed by UCC. Work on this research project commenced in December 2024. For the three and nine months ended September 30, 2025, the Company incurred a research and development expense under these agreements of approximately $48,000 and $168,000 respectively.

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

Warrants

The following table summarizes warrant activities during the nine months ended September 30, 2025:

		Weighted
	ADSs	Average
	Underlying	Exercise Price
	Warrants	Per ADS
Outstanding and exercisable at December 31, 2024	1,440,664	$16.80
Exercised Pre-Funded warrants and warrants	(332,505)	0.58
Outstanding and exercisable at September 30, 2025	1,108,159	$21.92

As of September 30, 2025, outstanding Warrants expire in 2026, 2027 and 2029, and the outstanding Warrants have an approximate intrinsic value of $0.

NOTE 14 – CONTINGENCIES

From time to time, the Company may become involved in various legal matters arising in the ordinary course of business. Management is unaware of any matters requiring accrual for related losses in the unaudited condensed consolidated financial statements.

NOTE 15 – LICENSE AGREEMENTS

As of September 30, 2025, the Company had nine commercial license and supply agreements outstanding, whereby the Company will receive a royalty or other proceeds from the specified product revenues from the licensor, if and when the underlying products are approved and commercialized or sold via compassionate use or early access programs. No royalty revenues have been received through September 30, 2025 from any of these agreements.

NOTE 16 – SUBSEQUENT EVENTS

On October 10, 2025, the Company entered into a Securities Purchase Agreement with several institutional and accredited investors for the issuance and sale in a private placement of securities for upfront gross proceeds of approximately $16.6 million (the “Private Placement”). The Securities Purchase Agreement provides for the issuance and sale of (i) the Company’s ordinary shares, no par value per share represented by 15,152 American Depositary Shares (“ADSs”), (ii) prefunded warrants to purchase Ordinary Shares represented by 1,993,939 ADSs, together with (iii) (A) Series H Warrants to purchase Ordinary Shares represented by up to 2,009,091 ADSs, (B) Series I Warrants to purchase Ordinary Shares represented by up to 2,009,091 ADSs, (C) Series J Warrants to purchase Ordinary Shares represented by up to 2,009,091 ADSs, and (D) Series K Warrants to purchase Ordinary Shares represented by up to 2,009,091 ADSs.

A holder of any such pre-funded warrants or Series H Warrants, Series I Warrants, Series J Warrants, or Series K Warrants (the “Ordinary Warrants”) may not exercise any portion of such holder’s pre-funded warrants or Ordinary Warrants for ADSs to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% of the number of Ordinary Shares outstanding immediately after giving effect to the issuance of the Ordinary Shares represented by the ADSs issuable upon exercise of the applicable warrant.

The pre-funded warrants have an exercise price of $0.0001 per ADS. The pre-funded warrants are exercisable at any time after their original issuance, subject to the beneficial ownership limitation (as described above) and will not expire until exercised in full. In addition, the pre-funded warrants may be exercised, in whole or in part, any time after issuance by means of a cashless exercise.

The Ordinary Warrants are exercisable at any time after their original issuance, subject to the beneficial ownership limitation (as described above). The Series H Warrants have an exercise price of $9.075 per ADS and may be exercised until the earlier of (i) five (5) years from the Closing Date or (ii) 30 days after the public announcement that the Company has received Type C meeting minutes from the FDA indicating openness to baseline-controlled pivotal studies for QRX003 for the treatment of Netherton Syndrome. The Series I Warrants have an exercise price of $10.3125 per ADS and may be exercised as follows: (i) 50% of the Series I Warrants may be exercised until the earlier of (A) five (5) years from the Closing Date or (B) 30 days after the public announcement that the primary endpoint has been met in the monotherapy pivotal trial of QRX003 for the treatment of Netherton Syndrome, and (ii) 50% of the Series I Warrants may be exercised until the earlier of (A) five (5) years from the Closing Date or (B) 30 days after the public announcement that the primary endpoint has been met in the adjuvant pivotal trial of QRX003 for the treatment of Netherton Syndrome. The Series J Warrants have an exercise price of $12.375 per ADS and may be exercised until the earlier of (i) five (5) years from the Closing Date or (ii) 30 days after the public announcement of the receipt of either accelerated or traditional approval by the FDA of QRX003 for the treatment of Netherton Syndrome. The Series K Warrants have an exercise price of $12.375 per ADS and may be exercised until the earlier of (i) five (5) years from the Closing Date or (ii) 30 days after the public announcement of the sale of a Priority Review Voucher (PRV).

Dennis Langer, one of the Company’s directors, participated in the Private Placement. Mr. Langer purchased Ordinary Shares represented by 15,152 ADSs and accompanying Ordinary Warrants for a total purchase price of approximately $128,641, at a combined purchase price of $8.49.

The Private Placement closed on October 14, 2025. The Company received upfront net proceeds of approximately $15 million from the Private Placement, after deducting estimated offering expenses payable by the Company, including placement agent fees and expenses.

Maxim Group LLC served as the exclusive placement agent in connection with the Private Placement and was paid (i) a cash fee equal to 7.0% of the aggregate gross proceeds of the Private Placement (excluding the securities purchased by Mr. Langer, for which no cash fee was received), and (ii) up to $75,000 for legal fees and other out-of-pocket expenses.

In and around the closing date of the private placement, the Company also received $3.3 million from the exercise of warrants which had been issued by the Company in December 2024.

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

Overview

We are a late-stage clinical specialty pharmaceutical company focused on the development and commercialization of therapeutic products that treat rare and orphan diseases for which there are currently either no approved or very limited treatments or cures. Our lead product, QRX003, is in clinical development as a potential treatment for Netherton Syndrome, a rare hereditary genetic disease. QRX003 is in two pivotal registrational clinical studies under an open IND application with the FDA. We have opened six clinical sites in the US . We have expanded our trials internationally in the Middle East, the United Kingdom and additional countries in Europe, including Spain and Germany. QRX003 is currently being tested in two pediatric NS patients at the Children’s Hospital in Dublin, Ireland and we are expanding this study to include additional children with NS in Austria and potentially in Spain, the United Kingdom and other countries. QRX003 is also being developed as a potential treatment for Peeling Skin Syndrome with the first subject being treated in New Zealand. We are planning to expand this study to include up to three additional pediatric subjects. In addition, we entered into a Research Agreement with the Queensland University of Technology, under which we have obtained an option for a global license to QRX008 for the potential treatment of scleroderma, as well as a Research Agreement with University College Cork for the development of novel topical formulations of Rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are either limited or no approved therapies or cures, including microcystic lymphatic malformations, venous malformations and angiofibroma’s. We have also entered into 9 commercial partnerships for QRX003 spanning 61 countries outside of its core commercial territories of the US, Western Europe and Japan. These partnership countries include Canada, Australia, New Zealand, the Middle East, China, Taiwan, Hong Kong Singapore, Israel, Central and Eastern Europe, Turkey as well as several countries in Latin America.

Our mission is to develop and commercialize proprietary therapeutic drug products that treat rare and orphan diseases, particularly those where none currently exists. To achieve this, we plan to:

●	complete the late-stage clinical testing of QRX003 in NS and, if successful, file for marketing approval in the United States, Europe, Japan and the other territories for which we have commercial agreements in place;
●	prepare to commercialize QRX003 by establishing our own sales infrastructure in the U.S. Europe, Japan and entering into distribution partnerships in other territories such as those currently established for Canada, Australia/New Zealand, the Middle East, China, Hong Kong, Taiwan, Latin America, Central and Eastern Europe, Turkey and Singapore; and
●	pursue business development activities by seeking partnering, licensing, merger and acquisition opportunities or other transactions to further expand our pipeline and drug-development capabilities.

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

Recent Developments

Increase in Authorized Capital

On August 21, 2025, at our 2025 Annual General Meeting of Shareholders (the “Annual Meeting”), our shareholders approved an amendment to our Amended and Restated Articles of Association, as amended to increase our authorized Ordinary Share capital from 100,000,000 Ordinary Shares to 5,000,000,000 Ordinary Shares.

Adoption of New Equity Plan

At the Annual Meeting, our shareholders approved the Quoin Pharmaceuticals Ltd. 2025 Equity Incentive Plan (the “2025 Plan”) and authorized the issuance pursuant to the 2025 Plan of up to 3,000,000 Ordinary Shares, subject to an automatic annual increase equal to the smaller of (a) fifteen percent (15%) of the number of Ordinary Shares issued and outstanding on a fully diluted basis on the immediately preceding December 31, or (b) an amount determined by our Board of Directors.

Private Placement Offering

On October 10, 2025, we entered into a securities purchase agreement with several institutional and accredited investors relating to the issuance and sale in a private placement transaction (the “Private Placement”) of (i) ordinary shares represented by 15,152 American Depositary Shares (“ADSs”) and (ii) pre-funded warrants to purchase ordinary shares represented by 1,993,939 ADSs, together with (A) Series H Warrants to purchase ordinary shares represented by up to 2,009,091 ADSs, (B) Series I Warrants to purchase ordinary shares represented by up to 2,009,091 ADSs, (C) Series J Warrants to purchase ordinary shares represented by up to 2,009,091 ADSs, and (D) Series K Warrants to purchase ordinary shares represented by up to 2,009,091 ADSs. The Series H Warrants, Series I Warrants, Series J Warrants and Series K Warrants are collectively referred to herein as the “Ordinary Warrants.” The combined purchase price was $8.25 per each ADS and accompanying Ordinary Warrants and $8.2499 per each pre-funded warrant and accompanying Ordinary Warrants, which pricing was designed to be in accordance with the “Minimum Price” requirement as defined in the Nasdaq rules. The private placement closed on October 14, 2025 (the “Closing Date”). We received upfront net proceeds of approximately $15 million from the Private Placement, after deducting estimated offering expenses payable by us, including placement agent fees and expenses. We intend to use the upfront net proceeds from the Private Placement for general corporate purposes, which may include operating expenses, research and development, including completion of clinical development of QRX003 for Netherton Syndrome, working capital, future acquisitions and general capital expenditures. We may also receive up to an aggregate of $88 million of additional gross proceeds if the Ordinary Warrants are exercised in full for cash.

Dennis Langer, one of our directors, participated in the Private Placement. Mr. Langer purchased ordinary shares represented by 15,152 ADSs and accompanying Ordinary Warrants for a total purchase price of approximately $128,641, at a combined purchase price of $8.49. In accordance with Nasdaq Rules, Mr. Langer’s purchase price was based upon the consolidated closing bid price from the trading day immediately preceding the date we entered into the securities purchase agreement, plus $0.50.

Description of Warrants

Beneficial ownership limitation. A holder of the pre-funded warrants or the Ordinary Warrants issued in the October 2025 private placement may not exercise any portion of such holder’s pre-funded warrants or Ordinary Warrants for ADSs to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% of the number of ordinary shares outstanding immediately after giving effect to the issuance of the ordinary shares represented by the ADSs issuable upon exercise of the applicable warrant.

Pre-funded warrants. The pre-funded warrants have an exercise price of $0.0001 per ADS. The pre-funded warrants are exercisable at any time after their original issuance, subject to the beneficial ownership limitation (as described above) and will not expire until exercised in full. In addition, the pre-funded warrants may be exercised, in whole or in part, any time after issuance by means of a cashless exercise.

Ordinary Warrants. The Ordinary Warrants are exercisable at any time after their original issuance, subject to the beneficial ownership limitation (as described above). The Series H Warrants have an exercise price of $9.075 per ADS and may be exercised until the earlier of (i) five (5) years from the Closing Date or (ii) 30 days after the public announcement that we have received Type C meeting minutes from the FDA indicating openness to baseline-controlled pivotal studies for QRX003 for the treatment of Netherton Syndrome. The Series I Warrants have an exercise price of $10.3125 per ADS and may be exercised as follows: (i) 50% of the Series I Warrants may be exercised until the earlier of (A) five (5) years from the Closing Date or (B) 30 days after the public announcement that the primary endpoint has been met in the monotherapy pivotal trial of QRX003 for the treatment of Netherton Syndrome, and (ii) 50% of the Series I Warrants may be exercised until the earlier of (A) five (5) years from the Closing Date or (B) 30 days after the public announcement that the primary endpoint has been met in the adjuvant pivotal trial of QRX003 for the treatment of Netherton Syndrome. The Series J Warrants have an exercise price of $12.375 per ADS and may be exercised until the earlier of (i) five (5) years from the Closing Date or (ii) 30 days after the public announcement of the receipt of either accelerated or traditional approval by the FDA of QRX003 for the treatment of Netherton Syndrome. The Series K Warrants have an exercise price of $12.375 per ADS and may be exercised until the earlier of (i) five (5) years from the Closing Date or (ii) 30 days after the public announcement of the sale of a Priority Review Voucher (PRV).

December 2024 Warrants Exercise. On October 14, 2025 a further $3.3 million was received by the Company further to the exercise of certain warrants issued by the Company in December 2024.

Regulatory Update

On October 21, 2025, we announced that the FDA has granted Orphan Drug Designation to QRX003, for the treatment of Netherton Syndrome. The designation follows previously granted Orphan Drug Designation by the European Medicines Agency (the “EMA”) in May 2025. The FDA’s Orphan Drug Designation program provides orphan status to therapies intended for the treatment, diagnosis, or prevention of rare diseases that affect fewer than 200,000 people in the United States. This designation provides certain benefits, including tax credits for qualified clinical testing, waiver or partial payment of FDA application fees and seven years of market exclusivity, if approved.

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

Results of Operations – Three months ended September 30, 2025 compared to the three months ended September 30, 2024

The following table sets forth our results of operations for the three months ended September 30, 2025, compared to the three months ended September 30, 2024:

	Three months ended September 30,
	2025	2024	Change
Operating Expenses
General and administrative	$1,738,751	$1,448,382	$290,369
Research and development	2,281,174	1,079,620	1,201,554
Total operating expenses	4,019,925	2,528,002	1,491,923
Other (income) and expenses
Unrealized gain	(9,494)	(31,729)	22,235
Realized and accrued interest income	(62,266)	(146,388)	84,122
Total other income	(71,760)	(178,117)	106,357
Net loss	$(3,948,165)	$(2,349,885)	$(1,598,280)

General and Administrative Expenses

General and administrative expenses were approximately $1,739,000 and $1,448,000, in the three months ended September 30, 2025 and 2024, respectively, representing an increase of $290,000, or approximately 20%. The increase was primarily due to an increase of $379,000 in payroll and benefits due to severance costs, $68,000 in consulting costs, $87,000 in legal and professional fees, $52,000 in public company costs, $29,000 in marketing and website expenses, and $16,000 in office supply expenses offset by, decreases of $151,000 in board fees from board members being granted stock options in lieu of cash payments, $22,000 in travel costs, $14,000 in insurance costs, and non-cash stock-based compensation expense of $159,000 due to the reversal of unvested stock options from an employee reduction.

Research and Development Expenses

Our research and development expenses during the three months ended September 30, 2025 and 2024 were approximately $2,281,000 and $1,080,000, respectively, representing an increase of $1,202,000, or approximately 111%. The increase was primarily due to $1,174,000 in increased external expenditures on our development programs, as we advance our work related to the clinical studies for the development of QRX003 and a $27,000 increase in non-cash stock-based compensation expense allocated to research and development expenses.

We amortize licensed or acquired intellectual property over its expected useful life, included in research and development expenses set out above. Amortization of intangible assets was approximately $25,000 and $25,000 in each of the three month periods ended September 30, 2025 and 2024.

Other (Income) and Expenses:

We had approximately $9,000 in unrealized gain and $62,000 in realized gain and accrued interest income in the three months ended September 30, 2025 from our cash and cash equivalents and investments in marketable debt securities. We had approximately $32,000 in unrealized gain and $146,000 in realized gain and accrued interest income in the three months ended September 30, 2024 from our cash and cash equivalents and investments in marketable debt securities.

Results of Operations – Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

The following table sets forth our results of operations for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Nine months ended September 30,
	2025	2024	Change
Operating Expenses
General and administrative	$5,064,383	$4,570,983	$493,400
Research and development	6,705,898	2,552,421	4,153,477
Total operating expenses	11,770,281	7,123,404	4,646,877
Other (income) and expenses
Unrealized gain	(3,616)	(23,043)	19,427
Realized and accrued interest income	(310,383)	(449,163)	138,780
Total other income	(313,999)	(472,206)	158,207
Net loss	$(11,456,282)	$(6,651,198)	$(4,805,084)

General and Administrative Expenses

General and administrative expenses were approximately $5,064,000 and $4,571,000, in the nine months ended September 30, 2025 and 2024, respectively, representing an increase of $493,000, or approximately 11%. The increase was primarily due to an increase of $144,000 in payroll and benefits due to severance costs, $243,000 in consulting costs, $225,000 in legal and professional fees, $154,000 in public company costs, $76,000 in marketing and website expenses, $52,000 in corporate Delaware tax costs and $14,000 in office supply expenses offset by decreases of $107,000 in board fees from board members being granted stock options in lieu of cash payments, $58,000 in travel costs, $68,000 in insurance costs, and non-cash stock-based compensation expense of $185,000 due to the reversal of unvested stock options from an employee reduction.

Research and Development Expenses

Our research and development expenses during the nine months ended September 30, 2025 and 2024 were approximately $6,706,000 and $2,552,000, respectively, representing an increase of $4,154,000, or approximately 163%. The increase was primarily due to $4,037,000 in increased external expenditures on our development programs, including work related to the clinical studies for the development of QRX003, a $115,000 increase in non-cash stock-based compensation expense allocated to research and development expenses.

We amortize licensed or acquired intellectual property over its expected useful life, included in research and development expenses set out above. Amortization of intangible assets was approximately $75,000 and $75,000 in each of the nine month periods ended September 30, 2025 and 2024.

Other (Income) and Expenses:

We had approximately $4,000 in unrealized gain and $310,000 in realized and accrued interest income in the nine months ended September 30, 2025 from our cash and cash equivalents and investments in marketable debt securities. We earned approximately $23,000 in unrealized gain and $449,000 in realized and accrued interest income in the nine months ended September 30, 2024 from our cash and cash equivalents and investments in marketable debt securities.

Liquidity and Capital Resources

We have incurred net losses every year since inception and had an accumulated deficit of approximately $66.6 million at September 30, 2025. We have a limited operating history and have historically funded our operations through debt and equity financings. We incurred net losses of approximately $11.5 million and negative cash flows from operations of $8.5 million for the nine months ended September 30, 2025. At September 30, 2025, we had cash and cash equivalent balances totaling $1.8 million and investments of $3.6 million. In addition, on October 10, 2025, the Company entered into a Securities Purchase Agreement with several institutional and accredited investors for the issuance and sale in a private placement of securities for gross proceeds of approximately $16.6 million. On October 14, 2025 a further $3.3 million was received by the Company further to the exercise of certain warrants issued by the Company in December 2024. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of planned clinical trials and our expenditures on other research and development activities. After taking into account the net proceeds we received in connection with the Private Placement that closed on October 14, 2025, we have determined that we have sufficient resources to effect our business plan for at least one year from the issuance of the unaudited consolidated financial statements included in this report. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which is subject to uncertainty. Additional financing may be required to fund our other operating requirements until we reach commercial profitability, if ever, which may not be available at acceptable terms, if at all.

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

Summary Statement of Cash Flows

As of September 30, 2025, we had approximately $5,413,000 in cash and cash equivalents and investments in marketable securities. The table below presents our cash flows for the nine month periods ended September 30, 2025 and 2024:

	Nine Months ended September 30,
	2025	2024
Net cash used in operating activities	$(8,505,969)	$(5,620,790)
Net cash provided in investing activities	6,990,574	1,290,037
Net cash (used in) provided by financing activities	(277,042)	5,046,305
Net change in cash and cash equivalents	$(1,792,437)	$715,552

Operating Activities

Net cash used in operating activities was approximately $8,506,000 and $5,621,000 in the nine months ended September 30, 2025 and 2024, respectively. The increase in 2025 was primarily due to an increase in net loss, offset by an increase in accounts payable and accrued expenses and a decrease in prepaid expenses.

Investing Activities

Investment activities provided net cash of $6,991,000 and $1,290,000 in the nine months ended September 30, 2025 and 2024, respectively. The cash provided in investing activities for the nine months ended September 30, 2025 consisted of net sales and redemptions of US Treasury Bills and Notes. The cash provided in investing activities for the nine months ended September 30, 2024 consisted of net purchases of short maturity US Treasury Bills and Notes from the proceeds of the March 2024 public offering.

Financing Activities

Net cash (used in) financing activities was approximately $277,000 for the nine months ended September 30, 2025. The net cash used in financing activities was due to repayments of amounts due to officers of $450,000, partially offset by the receipt of approximately $173,000 in net proceeds from the exercise of warrants. Net cash provided by financing activities was approximately $5,046,000 for the nine months ended September 30, 2024. The net cash provided increased due to the receipt of approximately $5.5 million in net proceeds from our March 2024 public offering partially offset by repayments of amounts due to officers of $450,000.

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

In November 2020, Quoin Inc. entered into a Master Service Agreement with Therapeutics Inc. for the management of the preclinical and clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement was three years with automatic one year extensions, and the agreement required the execution of individual work orders. Quoin Inc. may terminate any work order for any reason with 90 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Therapeutics Inc. A work order was entered into in June 2022 for the first QRX003 clinical study at an expected estimated cost of approximately $4.4 million through 2024. An additional change order was entered into in December 2022 for a second QRX003 clinical study at an expected estimated cost of approximately $830,000. An amended and restated change order for the two studies was entered into in December 2024 at an estimated total remaining cost from August 2024 of approximately $3.6 million for the two studies combined. For the three and nine months ended September 30, 2025 and 2024, we incurred a research and development expense under these agreements of approximately $522,000 and $1,281,000 and $275,000 and $926,000 respectively.

In November 2021, we entered into a research agreement with Queensland University of Technology (QUT) for a pre-clinical research program for the development of a product to treat Netherton Syndrome of approximately $250,000. In May 2022, we entered into a second research agreement with QUT for the development of a product to treat Scleroderma of approximately $610,000. Each agreement remains in place until the completion of the research program, which in each case was initially anticipated to be 18 months from execution. For the three and nine months ended September 30, 2025 and 2024, we did not incur any costs related to these agreements. In July 2025 we announced that, in light of the expected near-term completion of the QRX003 clinical program for Netherton Syndrome, we have discontinued Netherton Syndrome research program with QUT. We are planning to schedule a meeting with QUT to discuss the future direction of the Scleroderma research program.

In June 2024, we entered into a research agreement with The School of Pharmacy at UCC. The scope of the agreement encompasses the development of novel topical formulations of Rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are currently very limited or no approved therapies or cures. Under the terms of the agreement, based on the achievement of certain milestones, we will fund up to approximately €567,000 ($665,000) plus VAT over an anticipated 2-1/2 year period to support the UCC research program to investigate the development of a number of topical rapamycin formulations for future development as potential treatments for several rare and orphan diseases. Following completion of the research program, we will have the option to advance the clinical development of rapamycin formulations developed by UCC. Work on this research project commenced in December 2024. For the three and nine months ended September 30, 2025, we incurred a research and development expense under these agreements of approximately $48,000 and $168,000 respectively.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There can be no assurance that we will be able to maintain compliance with Nasdaq’s Minimum Bid Price Requirement or other continued listing requirements. As of September 30, 2025, our stockholders’ equity was below the minimum requirement of $2,500,000 set forth in Nasdaq Listing Rule 5550(b)(1). Although the Private Placement, which closed on October 14, 2025, likely increased our stockholders’ equity, there can be no assurance that we will regain compliance with the stockholder’s equity requirement. If we fail to comply with the Nasdaq listing requirements and do not regain compliance, our ADSs will be subject to delisting by Nasdaq. In the event our ADSs are delisted, our ADS price and market liquidity of our ADSs will be adversely affected, which will impact our ability to sell securities in the market. Further, delisting from Nasdaq could also have other negative effects, including potential loss of confidence by partners, suppliers and employees.

There can be no assurance that our ADSs will continue to trade on Nasdaq or trade on the over-the counter markets or any public market in the future. In the event our ADSs are delisted, our ADS price and market liquidity of our ADSs will be adversely affected which will impact your ability to sell your securities in the market.

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

To date, we have not commercialized any products and have not generated any revenue. We have incurred net losses every year since inception and we have an accumulated deficit of approximately $66.6 million at September 30, 2025. We have historically funded our operations through debt and equity financings. At September 30, 2025, we had cash and cash equivalent balances totaling $1.8 million and investments of $3.6 million. Following the completion of the Private Placement on October 14, 2025, we believe that we have sufficient cash and liquidity for operating our business for twelve months from the date of filing this Form 10-Q. We are subject to risks common to late-stage clinical specialty pharmaceutical companies including, but not limited to, unanticipated or higher than expected clinical trial costs and the ability to estimate such occurrences, if any, on our cash, liquidity, additional financing requirements, and availability. Accordingly, we may need to raise additional funds during this period. We have devoted a majority of our financial resources to research and development, including our preclinical and ongoing clinical development activities. To date, we have funded our operations primarily through our founders’ funding expenditures and the sale of equity and convertible securities.

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

Limits on our ability to sell securities under the Purchase Agreements may affect our ability to finance our operations.

Pursuant to the terms of the Purchase Agreement that we entered into in connection with the Private Placement that closed on October 14, 2025, we agreed, subject to certain exceptions, (i) to not enter into variable rate financings for a period of 180 days following the Closing Date, (ii) to not enter into any equity financings until the later of 60 days after the effective date of the initial registration statement required to be filed pursuant to the Registration Rights Agreement (or, if earlier, if all applicable securities have been sold, or could be sold without restriction, pursuant to Rule 144 or Section 4(a)(1)) and 90 days after the Closing Date (the “Initial Standstill Period”), and (iii) to not enter into any equity financings at an effective price per ADS or Ordinary Share that is less than $8.25 from the last day of the Initial Standstill Period until 180 days after the effective date of the initial registration statement required to be filed pursuant to the Registration Rights Agreement (or, if earlier, if all applicable securities have been sold, or could be sold without restriction, pursuant to Rule 144 or Section 4(a)(1)). The Purchase Agreement further provides that the Purchasers have a right of participation in certain subsequent financings by us or any of our subsidiaries in an amount equal to up to an aggregate of 25% of such subsequent financings for 12 months following the date of the Purchase Agreement. If we require additional funding while these restrictive covenants remain in effect, we may be unable to effect a financing transaction on terms acceptable to us, or at all, while also remaining in compliance with the terms of the Purchase Agreement, or we may be forced to seek a waiver from the Purchasers, which such Purchasers are not obligated to grant to us.If we are unable to obtain additional funding when it becomes necessary, the development of our product candidates will be impacted, which could have a material adverse effect on our business.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ staffing and operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Currently, federal agencies in the U.S. are operating under a federal government shutdown due to the expiration of the continuing resolution that expired on September 30, 2025. The duration of the current government shutdown is unknown. In addition, the current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. These changes have been reported by some within the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

If the current U.S. federal government shutdown is prolonged or if the FDA, NIH, SEC or the USPTO experiences significant decreases in funding or personnel, it could significantly impact the ability of the FDA to issues licenses needed for conduct of our clinical trials, the NIH to conduct research or provide grants, and the abilities of the FDA and the USPTO to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended September 30, 2025, other than as reported in our Current Reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the third quarter of 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

Item 6. Exhibits.

The following exhibits are included in this Form 10-Q or incorporated herein by reference:

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Association of Quoin Pharmaceuticals Ltd. (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed with the SEC on March 13, 2025).
3.2

Amendment to Amended and Restated Articles of Association of Quoin Pharmaceuticals Ltd., adopted on August 21, 2025 (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Commission on August 21, 2025).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the Commission on October 15, 2025).
4.2	Form of Series H Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed with the Commission on October 15, 2025).
4.3	Form of Series I Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed with the Commission on October 15, 2025).
4.4	Form of Series J Warrant (incorporated by reference to Exhibit 4.4 to Form 8-K filed with the Commission on October 15, 2025).
4.5	Form of Series K Warrant (incorporated by reference to Exhibit 4.5 to Form 8-K filed with the Commission on October 15, 2025).
10.1#†

Settlement Agreement, effective August 15, 2025, by and between Quoin Pharmaceuticals, Inc., and Gordon Dunn (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on August 27, 2025).

10.2#

Service Agreement, dated August 18. 2025, by and between Quoin Therapeutics (Ireland) Ltd. and Sally Lawlor (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on August 21, 2025).

10.3#	2025 Equity Incentive Plan of Quoin Pharmaceuticals, Ltd. (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed with the Commission on August 27, 2025).
10.4	Form of Securities Purchase Agreement, dated October 10, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on October 15, 2025).
10.5	Form of Registration Rights Agreement, dated October 10, 2025 (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Commission on October 15, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
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

*Filed herewith

**Furnished herewith

#Indicates management contract or compensatory plan or arrangement

†Exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quoin Pharmaceuticals Ltd.

November 6, 2025	By:	/s/ Sally Lawlor
Name: Sally Lawlor
Title: Chief Financial Officer