Form 10-K
period 2025-12-31
Quoin Pharmaceuticals, Ltd.
filed 2026-03-26
CIK 1671502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number:  001-37846

QUOIN PHARMACEUTICALS LTD.

(Exact name of registrant as specified in its charter)

State of Israel	92-2593104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42127 Pleasant Forest Court

Ashburn, VA 20148-7349

(Address of principal executive offices; Zip Code)

Registrant’s telephone number, including area code: (703) 980-4182

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing thirty - five (35) Ordinary Shares, no par value per share	QNRX	The Nasdaq Stock Market LLC
Ordinary Shares, no par value per share*		N/A

*	Not for trading, but only in connection with the registration of the American Depositary Shares pursuant to requirements of the Securities and Exchange Commission.

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

The aggregate market value of the registrant’s voting equity held by non-affiliates, computed by reference to the closing price at which the American Depositary Shares (“ADS”) were last sold on The Nasdaq Stock Market LLC as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.4 million. The registrant has no non-voting common equity.

As of March 23, 2026, the registrant had 63,126,930 ordinary shares, no par value per share, outstanding, and 1,803,626 ADSs outstanding (assuming all ordinary shares are represented by ADSs), with each ADS representing thirty - five (35) ordinary shares.

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

Effective April 9, 2025, the ratio of American Depositary Shares (“ADSs”) evidencing our ordinary shares, no par value per share (“Ordinary Shares”), changed from 1 ADS representing one (1) Ordinary Share to 1 ADS representing thirty - five (35) Ordinary Shares (the “Ratio Change”), which resulted in a 1 - for - 35 reverse split of the issued and outstanding ADSs (the “Reverse Split”). Our Ordinary Shares were not affected by this adjustment. Except as specifically provided, ADSs and related option, warrant, purchase price and exercise price information presented in this Annual Report, including our consolidated financial statements and the related notes, has been retroactively adjusted to reflect the Ratio Change and the Reverse Split.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Important factors that could cause actual results, developments and business decisions to differ materially from those anticipated in these forward-looking statements include, among other things:

●	our limited operating history and the difficulties encountered by a small developing company;
●	our history of losses and inability to fund our business from operations may require us in the future to obtain additional capital the terms of which may not be on acceptable terms, or at all;
●	we must raise additional capital to fund our operations in order to continue as a going concern;
●	our lack of revenue and potential inability to be profitable;
●	uncertainties of cash flows and inability to meet working capital needs;
●	the terms of our October 2025 private placement may make it difficult for us to procure additional financing;
●	our ability to obtain regulatory approvals;
●	our ability to generate favorable pre-clinical and clinical trial results;
●	our ability to identify and develop potential product candidates;
●	additional costs or delays associated with unsuccessful clinical trials;

●	the inability to predict the timing of revenue from sales of a future product;
●	the extensive regulatory requirements and future developmental and regulatory challenges we will still face even if we obtain approval for a product candidate;
●	our ability to maintain orphan drug designation or obtain orphan drug exclusivity for our product candidates;
●	the potential oversight of programs or product candidates that may be more profitable or more successful;
●	our manufacturing processes may not be validated and our methodology may not be accepted by the scientific community;
●	the ability to conduct clinical trials, because of difficulties enrolling patients or other reasons;
●	the costs and demands of being a publicly traded company may harm our business;
●	potential adverse effects resulting from failure to maintain effective internal controls;
●	our ability to comply with the applicable continued listing requirements of Nasdaq;
●	the potential negative impact on our securities price and trading volume if securities or industry analysts do not publish reports about us or if they adversely change their recommendations about our business;
●	the potential volatility of the market price for our ADSs;
●	the potential dilution of our shareholders’ potential ownership due to future issuances of share capital;
●	the requirement for holders of ADSs to act through the depositary to exercise their rights;
●	the potential limitations on ADS holders with respect to the transfer of their ADSs;
●	the risks of securities class action litigation; and
●	other risks and uncertainties, including those listed under Part I, Item 1A of this Annual Report titled “Risk Factors.”

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

Risks Related to Our Financial Position and Capital Requirements

●	We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.
●	We must raise additional capital to fund our operations in order to continue as a going concern.
●	We have incurred significant losses since our inception and have limited cash available for our operations.
●	We have never generated any revenue from product sales or any other sources since inception and may never be profitable.
●	We expect that we will need to raise additional capital, which may not be available on acceptable terms, or at all.
●	The terms of our October 2025 private placement may make it difficult for us to procure additional financing.

Risks Related to the Discovery and Development of Product Candidates

●	Pre - clinical and clinical studies of our product candidates may not be successful. If we are unable to generate successful results from pre - clinical and clinical studies of our product candidates, or experience significant delays in doing so, our business may be materially harmed.
●	We may not be successful in our efforts to identify or develop potential product candidates.
●	If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
●	Any of our product candidates may cause undesirable side effects or have other properties impacting safety that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.
●	Even if we complete the necessary pre - clinical studies and clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize a product candidate and we cannot, therefore, predict the timing of any revenue from a future product.
●	Even if we obtain regulatory approval for a product candidate, we will still face extensive regulatory requirements, and our products may face future development and regulatory challenges.
●	We may not be able to maintain orphan drug designation or obtain orphan drug exclusivity for our product candidates.
●	Our Rare Pediatric Disease designation from the FDA does not guarantee that the NDA for the product will qualify for a priority review voucher upon approval, and it does not lead to a faster development or regulatory review process or increase the likelihood that any of our product candidates will receive marketing approval.
●	We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.
●	We expect competition in the marketplace for our product candidates, should any of them receive regulatory approval.
●	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
●	The commercial success of our product candidates will depend upon the acceptance of these product candidates by the medical community, including physicians, patients and healthcare payors.

●	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenues.
●	If we obtain approval to commercialize any approved products outside of the United States, Europe and Japan, a variety of risks associated with international operations could materially adversely affect our business.
●	Coverage and adequate reimbursement may not be available for our product candidates, if approved, which could make it difficult for us to sell products profitably.

Risks Related to Our Reliance on Third Parties

●	We rely on third parties to conduct some aspects of our compound formulation, research and pre - clinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such formulation, research or testing.
●	We rely, or will rely, on third-party manufacturers to produce the supply of our pre - clinical product, clinical product candidates and commercial supplies of any approved product candidates.
●	We rely on limited sources of supply for the drug substance of product candidates and any disruption in the chain of supply may cause a delay in developing and commercializing these product candidates.
●	Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization.
●	We rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

Risks Related to Our Intellectual Property

●	If we are unable to obtain or protect intellectual property rights related to our future products and product candidates, we may not be able to compete effectively in our markets.
●	Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	If we fail to obtain licenses or comply with our obligations in these agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
●	We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.
●	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

Other Risks Related to Our Business Operations and Industry

●	The pausing or termination of government grants by the United States government could have a major effect on the pharmaceutical industry, and as a result, our operations and prospects.
●	Inadequate funding, government shutdowns, workforce reductions or other policy changes affecting the FDA, the SEC or other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
●	Our future success depends on our ability to attract and retain key executives and to attract, retain and motivate qualified personnel.
●	We may need to expand our organization and may experience difficulties in managing our growth, which could disrupt our operations.
●	Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

●	Future relationships with customers and third - party payors as well as certain of our business operations may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
●	Our operations may be impacted from changes to current regulations and future legislation.
●	We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs.
●	Cyber security risks and the failure to maintain the confidentiality, integrity, and availability of our computer hardware, software, and Internet applications and related tools and functions could result in damage to our reputation and/or subject us to costs, fines or lawsuits.
●	We have been, and may in the future be, adversely affected by health epidemics and pandemics which may significantly harm our business, prospects, financial condition and operating results.
●	Business interruptions could delay us in the process of developing our future products.

Risks Related to Being an Israeli Company

●	Shareholders may have difficulties enforcing a U.S. judgment, including judgments based upon the civil liability provisions of the U.S. federal securities laws, against us or our executive officers and directors, or asserting U.S. securities laws claims in Israel.
●	The rights and responsibilities of our shareholders are governed by Israeli law, which may differ in some respects from the rights and responsibilities of shareholders of U.S. corporations.
●	Provisions of Israeli law may delay, prevent or otherwise impede a merger with, or an acquisition of, our company, which could prevent a change of control, even when the terms of such a transaction are favorable to us and our shareholders.

Risks Related to Ownership of Our ADSs and Ordinary Shares

●	We do not know whether a market for our securities will be sustained and as a result it may be difficult for shareholders to sell our securities.
●	We incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which may harm our business
●	Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, results of operation or financial condition. In addition, current and potential shareholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of the ADSs.
●	Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our ADSs.
●	The market price for our ADSs may be volatile.
●	We may be at risk of securities class action litigation.
●	Substantial future sales or perceived potential sales of our ADSs in the public market could cause the price of our ADSs decline.
●	Our shareholders may experience substantial dilution as a result of future issuances of our equity securities.
●	We have not paid, and do not intend to pay, dividends on our ordinary shares and, therefore, unless our traded securities appreciate in value, our investors may not benefit from holding our securities.
●	If we pay dividends or other distributions, an ADS holder may not receive the same distributions or dividends as those we make to the holders of our ordinary shares, and, in some limited circumstances, an ADS holder may not receive dividends or other distributions on our ordinary shares and an ADS holder may not receive any value for them, if it is illegal or impractical to make them available to such ADS holder.
●	Holders of ADSs must act through the depositary to exercise their rights.
●	Holders of ADSs may be subject to limitations on the transfer of their ADSs.

5

PART I

Item 1.Business

Company Overview

We are a late-stage clinical specialty pharmaceutical company focused on the development and commercialization of therapeutic products that treat rare and orphan diseases for which there are currently either no approved or very limited treatments or cures. Our lead product, QRX003, is under clinical development as a potential treatment for Netherton Syndrome (“NS”), a rare hereditary genetic disease. QRX003 is entering pivotal registrational clinical testing under an open Investigational New Drug (“IND”) application with the Food and Drug Administration (“FDA”). We have opened six clinical sites in the United States (“U.S.”) along with international sites that are being opened in the UK, Spain, France and the Netherlands. QRX003 is currently being tested in seven pediatric NS patients in investigator-initiated studies in Ireland, Austria, the Netherlands and New Zealand. QRX003 is also being developed as a potential treatment for Peeling Skin Syndrome with the first subject being treated in New Zealand. We are in the process of expanding this study to include up to an additional five pediatric subjects. We entered into a Research Agreement with the Queensland University of Technology (“QUT”) in Australia, under which we have obtained an option for a global license to QRX008 for the potential treatment of scleroderma, as well as a Research Agreement with The School of Pharmacy at University College Cork (“UCC”) for the development of novel topical formulations of rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are either limited or no approved therapies or cures, including microcystic lymphatic malformations, venous malformations and angiofibromas among others. We have also entered into 9 commercial partnerships for QRX003 spanning 61 countries outside of our core commercial territories of the U.S., Western Europe and Japan. These partnership countries include Canada, Australia, New Zealand, the Middle East, China, Taiwan, Hong Kong Singapore, Israel, Central and Eastern Europe, Turkey as well as several countries in Latin America.

Our mission is to develop and commercialize proprietary therapeutic drug products that treat rare and orphan diseases, particularly for those diseases where no approved treatment currently exists. To achieve this, we plan to:

●	complete the late-stage clinical testing of QRX003 in NS and, if successful, submit for marketing approval in the United States, Europe, Japan and the other territories for which we have commercial agreements in place;
●	prepare to commercialize QRX003 by (i) establishing our own sales infrastructure in the U.S., Europe and Japan and (ii) work with our distribution partners to commercialize the product in Canada, Australia/New Zealand, the Middle East, China, Hong Kong, Taiwan, Latin America, Central and Eastern Europe, Turkey and Singapore;
●	continue the development of QRX003 for Peeling Skin Syndrome and related rare, genetic skin diseases;
●	commence clinical testing of one or more selected formulations of topical rapamycin; and
●	pursue business development activities by seeking partnering, licensing, merger and acquisition opportunities or other transactions to further expand our pipeline and drug-development capabilities.

To date, no products have been commercialized and no revenue has been generated.

Our Product Candidates

QRX003

QRX003 is a topical lotion being developed for the treatment of a number of rare genetic skin diseases. Our most advanced program is for NS. The active ingredient in QRX003 is a broad-spectrum serine protease inhibitor whose mechanism of action is to target the kallikreins responsible for the process of skin shedding. Due to the genetic mutation of the SPINK5 gene, which results in the absence of the kallikreins that regulate Lympho-epithelial Kazal-type-related inhibitor (“LEKTI”) protein, a large, 15-domain serine protease inhibitor expressed in epithelial tissues, crucial for regulating skin barrier function and desquamation, these kallikreins go unregulated and become hyperactive resulting in the uncontrolled desquamation that leads to the highly defective skin barrier in NS patients. When applied to the skin, QRX003 is designed to perform the function of the missing LEKTI protein and down regulate, but not completely stop, the activity of kallikreins, leading to a more normalized skin shedding process and the formation of a stronger and more effective skin barrier.

While several other companies are pursuing the development of products to treat NS, we believe, to date we are the only company that is actively dosing subjects in multiple NS clinical studies under an open IND with the FDA.

In light of the expected near-term completion of the QRX003 clinical program for NS, in July 2025 Quoin announced that it has discontinued the development of QRX007 for NS. QRX007 was being developed through Quoin’s research agreement with QUT.

QRX003 is also being developed as a potential treatment for Peeling Skin Syndrome, a rare genetic skin disease for which there is no approved treatment or cure. In addition, we are planning to pursue the development of QRX003 as a potential treatment for a number of Ichthyosis related disorders and SAM Syndrome potentially putting the product in position to become the first approved for four genetic skin diseases.

QRX008

In May 2022, we entered into a Research Agreement with QUT, pursuant to which we have an option for up to six months after the project completion to in-license a small molecule VLA - 4 inhibitor, the QRX008 product. QRX008 is a potential treatment for scleroderma, a rare autoimmune disease for which there is currently no approved treatment, and it is under early-stage development by QUT. We are planning to schedule a meeting with QUT to discuss the future direction of the research program.

QRX009

On June 10, 2024 we signed a research agreement with UCC. The scope of the agreement encompasses the development of novel topical formulations of rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are currently very limited or no approved therapies or cures. The research agreement provides that UCC will apply its proprietary dissolvable microneedle delivery technology along with other formulation approaches to optimize the local delivery of rapamycin and potentially enhance its therapeutic effectiveness as a potential treatment for several pre-identified clinical targets.

Under the terms of the agreement, we are funding a research program at UCC over an anticipated 2-1/2 year period to investigate the development of a number of topical rapamycin formulations for future development as potential treatments for several rare and orphan diseases, where it is believed that the drug’s mechanism of action may provide for clinical efficacy in these settings. Following completion of the research program, we will have the option to advance the clinical development of rapamycin formulations developed by UCC. The terms of the agreement do not require us to pay any upfront license or milestone fees or any royalties based on future product sales.

On November 11, 2025 we announced that the target loading concentrations for two topical rapamycin delivery technologies have been successfully achieved. Specifically, a rapamycin loading concentration of 4% w/w has been achieved for our proprietary topical formulation while an even higher rapamycin concentration of 5% w/w has been formulated in a proprietary dermal patch system. We plan to move forward with the manufacture of clinical trial and stability batches from at least one of the delivery technologies with a view to commencing clinical testing in the second half of 2026.

Our Current Product Pipeline

Netherton Syndrome

NS is a rare autosomal recessive genetic disease affecting an estimated 6,000 – 8,000 patients combined in the U.S. and Europe. NS is caused by a mutation in the SPINK5 gene and has an incidence of approximately 1/200,000 births. Under normal circumstances, the SPINK5 gene encodes a protein, called lympho-epithelial kazal type related inhibitor (“LEKTI”) that serves as a brake system on the activity of certain proteases (enzymes that digest proteins) in the skin called Kallikreins. The absence of the LEKTI protein, as a result of the genetic defect that causes NS, leads to unregulated protease activity in the skin by the Kallikreins, resulting in too few layers of the outer skin (stratum corneum), thereby leading to a highly defective and compromised skin barrier. As a result, patients with NS suffer from a variety of medical issues including regular, severe infections, skin cancer, chronic pruritus, asthma, and allergies among others.

Newborns with NS have reddened skin (erythroderma) and sometimes a thick parchment-like covering of skin (collodion membrane). The skin is red and scaly all over. Hair shafts are fragile and break easily due to trichorrhexis or “bamboo hair,” resulting in short sparse hair. In older children and adults, the scaling may have a distinctive circular pattern (ichthyosis linearis circumflexa). Babies with NS may be born prematurely. Trouble gaining weight in infancy and childhood is common and can be severe. Infants may also have recurrent skin infections and septicemia. They may develop hypernatremia (elevated sodium levels in the blood) due to excessive loss of fluid from the skin surface. Because hairs may not be affected at birth and then may be sparse in all babies in the first months of life, the characteristic hair defect that is diagnostic of NS may not be detected initially. Infants with NS may be misdiagnosed as having congenital ichthyosiform erythroderma, atopic dermatitis or psoriasis. Atopic dermatitis (red, itchy patches of skin) may be present, and a cradle cap-like scale and redness may appear on the face, scalp and eyebrows.

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

Clinical and Regulatory Status of QRX003 for the Treatment of NS

Our lead asset, QRX003, is currently in late-stage clinical development in the U.S. under an open IND application with the FDA. We submitted an IND in March 2022 to the FDA to initiate a clinical study of QRX003 in adult NS patients. We received a ‘Study May Proceed’ notification from the FDA on June 13, 2022, for Study CL-QRX003-001.

Table 1 lists all completed, current and planned clinical studies for QRX003 in NS.

Study CL-QRX003-001 is a randomized vehicle controlled study. In Part A of the study, which recruited 11 subjects, two doses of QRX003 were tested against a vehicle control. In this part of the study a low potency cosmetic grade of the active ingredient was used. The test articles were applied once-daily to approximately 20% of the subject’s body surface area (“BSA”) over a 12 week period. In Part B of the study, which recruited 2 subjects, participants either received QRX003 containing 4% GMP grade DPHP or a vehicle control. The test articles were applied twice-daily to approximately 20% of BSA. Recruitment into this study has been completed and the data has not been unblinded as of yet.

In November 2022, we submitted a protocol for Study CL-QRX003-002 in NS patients to the FDA under our open IND and the study initiated in December 2022. In Part A of this study, which recruited 7 subjects, all participants received the low potency cosmetic grade DPHP once daily on approximately 20% BSA. All participants in this study had been receiving off-label systemic therapy prior to entry into the study and remained on that treatment throughout the duration of the study. Endpoints evaluated in Part A at Week 12 included change from baseline on the Investigator’s Global Assessment (“IGA”) scale (0-5), change from baseline on the Worst Itch-

Numeric Rating Scale (“WI-NRS”), a scale for the evaluation of pruritus or itch (0-10) and change from baseline on the Modified Ichthyosis Area Severity Index (“M-IASI”), which assesses the severity and extent of skin symptoms associated with ichthyosis (0-48).

The following Figure 1 outlines initial clinical data obtained from the first seven evaluable subjects from Part A of this study

FIGURE 1

Despite being treated once daily with low potency cosmetic grade DPHP, two of the 7 subjects achieved a one grade improvement from baseline for the IGA (scale of 0-4) at Week 12. In addition, five of the 7 subjects had a two-grade improvement from baseline for the WI-NRS (scale of 0-10) at Week 12. Although not powered for statistical significance, this result was nominally statistically significant with a p-value of 0.001. Furthermore, of the 5 subjects, whose WI-NRS was 4 or higher at baseline, three achieved a 4-grade improvement at Week 12 with 12 weeks once-daily application of cosmetic grade DPHP with a nominal p-value of 0.0579. The mean change in WI-NRS from baseline was -2.89, which was also nominally statistically significant.

In Part B of Study CL-QRX003-002, a single subject was tested with QRX003 containing 4% GMP grade DPHP twice-daily over a 12-week period on 20% BSA. The endpoints for Part B of the study were the same as those in Part A. The clinical data from this portion of the study are outlined in Table 2.

TABLE 2

End Point	Baseline	6 weeks (Treatment period midpoint)	12 weeks (End of treatment period)
M-IASI*	18	4	3
WI-NRS**	7	4	2
IGA***	3 (Moderate)	2 (Mild)	1 (Almost Clear)

At baseline, the subject had an IGA of 3 (moderate) which improved to 1 (almost clear) following twice daily treatment with QRX003, while the subject’s WI-NRS improved significantly a highly intrusive score of 7 to a very tolerable score of 2. Furthermore, for the M-IASI, the baseline score of 18 had significantly improved to 3 after 12 weeks of QRX003 treatment. The subject returned to the clinical site at week 16 for final evaluation after treatment with QRX003 had been discontinued for 4 weeks. As outlined in Table 3, all assessed endpoints had returned to, or were worse than, baseline levels after treatment with QRX003 had been removed for 4 weeks.

TABLE 3

End Point	Baseline	6 weeks (Treatment period midpoint)	12 weeks (End of treatment period)	4 weeks post discontinuation of treatment
M-IASI*	18	4	3	18
WI-NRS**	7	4	2	8
IGA***	3 (Moderate)	(2) Mild	(1) Almost Clear	(3) Moderate

Following review of these clinical data, Study CL-QRX003-002 was converted to a ‘whole-body’ protocol Phase 2 study (Part C) where QRX003 is applied twice-daily over a 12-week period to approximately 80% BSA. This portion of the study is currently recruiting up to 8 evaluable subjects, and no data has been reported yet.

Study CL-QRX003-003 is a Phase 2 study that is being conducted by Dr. Amy Paller at Northwestern University. This study will recruit up to 8 evaluable subjects who will be treated twice-daily over a 12-week period with QRX003 on greater than 80% BSA. Unlike Study CL-QRX003-002, a majority of subjects in this study will not receive ongoing concurrent off-label systemic therapy. This study is currently recruiting and no data has been reported yet. Study CL-QRX003-004 is also a Phase 2 open-label study that will recruit up to 8 evaluable subjects, all of whom will fully wash out of any ongoing off-label systemic therapy prior to participation in the study. Participants will receive QRX003 twice-daily on greater than 80% BSA over a twelve-week period. Subjects are currently being screened for participation in the study and dosing has not been initiated as of yet.

Studies CL-QRX003-005 and CL-QRX003-006 are planned Phase 3 and 12-month Long Term Extension studies, respectively, which have not started yet.

In addition to the above studies, we are conducting an investigator-initiated clinical study of QRX003 in pediatric NS patients. The study is being conducted in Ireland, Austria, the Netherlands and New Zealand. Seven pediatric NS patients are currently being treated in the study. Table 4 outlines results for the one pediatric subject for which data are currently available.

TABLE 4

Endpoint*	Baseline	12 Month
Investigator Global Assessment	4 (Severe)	0 (Clear)
Pruritus	5	0

* IGA scale 0-4, Pruritus scale 0-10.

After 12 months of treatment with QRX003, the subject’s skin was adjudicated to be clear by the clinical assessor and their pruritus was rated as “no itch”, with both endpoints being scored at 0. In addition, the subject is experiencing zero nightly sleep disturbance and has not required antibiotic, antiviral, antihistamine or glucocorticoid medication. Baseline and 12 month photos of the subject’s skin are illustrated in Figure 2 below. The subject continues to be treated with QRX003 and has experienced no treatment related adverse events.

FIGURE 2

We have received Orphan Drug Designation from the European Medicines Agency for QRX003, which would result in 10 years of market exclusivity in Europe upon approval. This designation offers benefits like scientific advice on study protocols and fee reductions.

The FDA has granted Rare Pediatric Disease Designation to QRX003 for the treatment of Netherton Syndrome, enabling potential Priority Review Voucher eligibility upon marketing approval for the treatment of NS. The FDA has also granted Orphan Drug Designation to QRX003 for the treatment of Netherton Syndrome. Furthermore, the FDA has granted Fast Track Designation to QRX003 for the treatment of NS.

On January 20, 2026, we announced that we had filed an application for Breakthrough Medicine Designation with the Saudi Food and Drug Authority (“SFDA”) for QRX003. The SFDA’s Breakthrough Medicine Designation program is designed to expedite the development, review, and potential availability of medicines that address serious or life-threatening conditions with high unmet medical need and which meet SFDA eligibility requirements. If granted, the designation will allow for accelerated regulatory review and could enable earlier patient access in Saudi Arabia.

On January 27, 2026, we announced that we had submitted an application to the Japanese Ministry of Health, Labour and Welfare (“MHLW”) for Orphan Drug Designation (“ODD”) for QRX003 for the treatment of Netherton Syndrome. The MHLW’s Orphan Drug Designation program provides orphan status to therapies intended for the treatment, diagnosis, or prevention of rare diseases that affect fewer than 50,000 people in Japan. This designation provides certain benefits, including R&D subsidies, tax credits for qualified clinical testing, reduction of MHLW application fees, priority review and ten years of market exclusivity, if approved.

On March 25, 2026, we provided a clinical and regulatory update from our constructive Type C meeting with U.S. FDA for QRX003 in NS. We reported that the FDA indicated that a single Phase 3 study may be sufficient to support marketing approval in the US and expressed openness to an alternative study design for Phase 3 that would likely not include a traditional upfront vehicle or placebo control (the “March Type C Meeting Minutes”). See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Public and Private Offerings – October 2025 Private Placement” for a description of the March Type C Meeting Minutes’ affect on the exercise period of the Series H Warrants issued in connection with the Company’s October 2025 private placement transaction.

Clinical and Regulatory Status of QRX003 for the Treatment of Peeling Skin Syndrome

On August 6, 2024, we announced the planned initiation of an investigator-led clinical study in New Zealand for QRX003 in pediatric patients with Peeling Skin Syndrome. This rare genetic condition currently has no approved treatments or cures. The first clinical site opened in and dosing of the patient commenced in December 2024. Quoin is actively evaluating additional clinical sites in other countries. Table 5 below outlines clinical results for the first pediatric patient for whom data is available

Table 5

End Point	Baseline	12 weeks
M-IASI*	36	12
IGA**	4 (Severe)	2 (Mild)
CDQLI***	19	11

After 12 weeks of treatment with QRX003, improvement was observed across all evaluated endpoints. The subject has now been treated with QRX003 for over one-year with continued improvement in skin appearance and texture. In addition, the subject’s pruritus has diminished significantly leading to markedly improved sleep function. Quoin is actively working to recruit up to an additional 5 pediatric subjects into this study.

Clinical and Regulatory Status of QRX009

Quoin is targeting submitting a pre-IND meeting request to the FDA for QRX009 before the end of Q2 of 2026 and to initiate clinical testing in one or more Proof of Concept (“POC”) studies before the end of 2026. The initial target indications for those POC clinical studies will be selected from Microcystic Lymphatic Malformations, Venous Malformations, Gorlin Syndrome, Epidermolysis Bullosa and Pachyonychia Congenita In addition, Quoin is planning to initiate a pharmacokinetic study for QRX009 in healthy volunteers in Q2 of 2026.

Commercial Strategy

QRX003 has the potential to become the first approved treatment for NS globally to reach the market and may therefore capture significant market share based on our own commercial infrastructure which we plan to establish in the U.S., Western Europe and Japan as well as from our commercial partnerships. We currently anticipate that QRX003, if approved, would be applied once or twice daily over the patient’s entire body. Because NS is a chronic disease and does not spontaneously resolve, we believe there is an opportunity for the product, should it be approved, for long-term chronic use.

We intend to self-commercialize QRX003, and other rare disease products the company may develop, if approved, in both the U.S. and Europe. We are also in the process of initiating the establishment of a Japanese subsidiary to facilitate the self-commercialization of QRX003 in Japan. Because of the very low number of patients and the fact that diagnosis and treatment are generally provided by a relatively small number of board-certified dermatologists in major urban areas, we believe this concentration of care will enable us to market QRX003 with a small, dedicated salesforce to target patients and caregivers in the U.S, Europe and Japan. Outside of these territories, we have currently established nine separate marketing partnerships for QRX003 that cover 61 different countries including Australia, New Zealand, the Middle East, Central and Eastern Europe, Turkey, Canada, China, Taiwan, Hong Kong, Singapore and the major countries in Latin America.

Once the commercial infrastructure has been established for QRX003 for NS, the subsequent approval and addition of new rare disease indications or products is not expected to result in a significant increase in the size of that infrastructure. In particular, we believe it is highly likely that physicians who treat patients with NS would also treat patients with Peeling Skin Syndrome, SAM Syndrome and other Ichthyosis related disorders, enabling our sales personnel to discuss several products, once approved, with each treating physician.

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

Pricing

We have not concluded a formal pricing analysis of QRX003 in NS. We anticipate that pricing at launch may be influenced by the product label negotiated with the FDA, by pharmacoeconomic data developed to support pricing and the potential for greater sales under negotiated government contracts.

Competition

The clinical biotechnology industry is a competitive industry characterized by technological innovation and growth. Our competitors include other biotechnology and pharmaceutical companies, academic institutions, and public and private research institutions. These entities engage in efforts to research, discover and develop new medicines and treatments for substance use. These entities also seek patent protection and licensing revenues for their research results and may compete with us in recruiting skilled talent. Some of these entities are larger and better funded than us. Our management can make no assurances that we can effectively compete with these competitors. We also may be unable to keep pace with technological developments and other market factors. Currently, there are no approved products to treat NS. However, to our knowledge, there are a number of therapeutic products at various stages of development for the treatment of NS, including candidates from LifeMax Laboratories, Inc., Sixera Pharmaceuticals, ResVita Bio, BioCryst and Azitra Inc. As of now, to the best of our knowledge, only Azitra and BioCryst are actively dosing subjects in clinical studies of NS patients under an open IND.

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

The following table lists patents and trademarks that we use in our business.

Patents	Trademarks
Patent applications directed to adjunctive therapy for NS with QRX003 filed by Quoin Pharmaceuticals Inc. in the U.S., Australia, Canada, China, Europe, Japan, Korea, and Mexico.	U.S. Trademark Registration No. 6918421 for word mark “RARE DISEASES ARE ONLY RARE IF YOU DON’T LIVE WITH ONE” filed by Quoin Pharmaceuticals, Inc.
U.S. patent application for high purity active ingredient for QRX003.	U.S. Trademark Registration No. 7071539 for design and words “Quoin Pharmaceuticals” filed by Quoin Pharmaceuticals, Inc.
U.S. Trademark Application No. 98/184,357 for word mark “QELTIQ” filed by Quoin Pharmaceuticals, Inc.
U.S. provisional patent application directed to rapamycin formulation for treatment of particular skin disorders	U.S. Trademark Application No. 98/850,670 for word mark “NETHERTON NOW: BECAUSE EVERYONE DESERVES TO FEEL COMFORTABLE IN THEIR OWN SKIN” filed by Quoin Pharmaceuticals, Inc.
U.S. provisional patent application directed to use of QRX003 according to a new dosage and for particular skin disorders.	U.S. Trademark Application No. 98/850,671 for word mark “NETHERTON NOW” filed by Quoin Pharmaceuticals, Inc.
PCT Application directed to adjunctive therapy for NS with QRX003 filed by Quoin Pharmaceuticals Inc.

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

FDA Approval Process

To obtain approval of our product candidates from the FDA, we must, among other requirements, demonstrate in pre - clinical studies and well-controlled clinical trials that the product is safe and effective for its intended use and that the manufacturing facilities, processes and controls are adequate to preserve the drug’s identity, strength, quality and purity. The drug approval process generally includes:

●	pre - clinical laboratory tests, in vitro and in vivo pre - clinical studies and formulation and stability studies;
●	the submission to the FDA of an application for human clinical testing, which is known as an IND application;
●	adequate and well-controlled human clinical trials to demonstrate the safety and effectiveness of the drug;
●	the submission to the FDA of a new drug application (“NDA”) for a drug; and
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current GMP (“cGMP”) requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
●	the approval by the FDA of an NDA.

Pre - clinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. Pre - clinical trials must also be conducted in accordance with FDA and comparable foreign authorities’ legal requirements, regulations or guidelines, including Good Laboratory Practice. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring them to be replicated. Before human clinical testing can begin, a sponsor must submit the results of the pre - clinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND, a request for authorization from the FDA to administer an investigational new drug product to humans.

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

Phase 3: Phase 3 trials further evaluate efficacy and safety in an expanded patient population, generally at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling. In many cases, particularly for prevalent diseases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of the drug. In many other diseases, such as rare diseases, a single Phase 3 trial may be sufficient when supported by confirmatory evidence In other cases, though less common, a single Phase 3 trial may be sufficient when the trial is a large, multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

Post-approval studies: sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These studies are used to gather additional information about a product’s safety and/or efficacy in patients affected by the therapeutic indication.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing and distribution of the product may begin in the United States. The NDA must include the results of all pre-clinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The submission of most NDAs is subject to the payment of a substantial application user fee. Under an approved NDA, the applicant is also subject to an annual program fee. These fees typically increase annually. An NDA for a drug that has been designated as an orphan drug is not subject to an application fee, unless the NDA includes an indication for other than a rare disease or condition.

Pursuant to the current Prescription Drug User Fee Act (“PDUFA”) goals, FDA’s goal for acting on the submission of an NDA for a new molecular entity is ten months from the date the FDA files the NDA. The FDA conducts a preliminary review of an NDA within 60 days after submission to determine whether it is sufficiently complete to permit substantive review, before determining whether to file the NDA. This two-month preliminary review effectively extends the typical NDA review period to twelve months. In rare cases, the FDA may request additional information rather than file an NDA. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA files it.

The FDA may also refer applications for novel pharmaceutical products, as well as pharmaceutical products that present difficult questions of safety or efficacy, to be reviewed by an advisory committee, typically a panel that includes clinicians, statisticians and other experts, for review, evaluation, and a recommendation as to whether the NDA should be approved. The FDA is not bound by the recommendation of an advisory committee but generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the pharmaceutical product is manufactured. The FDA will not approve the product unless compliance with cGMP is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the respective claimed indication.

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

Expedited Programs

The FDA is required to facilitate the development, and expedite the review, of drug products that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Fast track designation may be granted for products that are intended to treat a serious or life-threatening disease or condition for which there is no effective treatment and pre - clinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review.

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

The granting of an orphan drug designation does not shorten the duration of the regulatory review and approval process nor does it guarantee regulatory approval. The first applicant of a new drug application, or NDA, to receive FDA, approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven - year exclusive marketing period in the United States for that product for that indication.

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

The Rare Pediatric Disease Priority Review Voucher program was reauthorized in February 2026. Under the current statutory sunset provisions, the FDA may only award a priority review voucher for a rare pediatric disease application approved by September 30, 2029 unless the program is extended.

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

Pricing and Reimbursement

In both the United States and foreign markets, the ability to successfully commercialize product candidates that have obtained regulatory approval by the FDA or other governmental authorities depends in significant part on the availability of adequate financial coverage and reimbursement from third party payors, including, in the U.S., governmental payors such as Medicare and Medicaid, managed care organizations, and private commercial health insurers. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (“CMS”). Private payors tend to follow CMS to a substantial degree. However, no uniform or consistent policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor as well as from state to state. Consequently, the coverage determination process is often a time-consuming and costly process that must be played out across many jurisdictions and different entities. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved.

In addition, direct or indirect governmental price regulation may affect the prices that we may charge for product candidates. For example, in the United States and some foreign jurisdictions, the prices of pharmaceutical products are subject to direct price controls (by law) and to drug reimbursement programs with varying price control mechanisms. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect the pharmaceutical industry, including the Patient Protection and Affordable Care Act of 2010 and the Inflation Reduction Act of 2022. We anticipate that in the U.S., Congress, state legislatures, and private sector entities will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs.

Healthcare Reform

In the United States, there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of health care and, more generally, to reform the U.S. healthcare system. Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices.

For example, several healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act (“IRA”) in August 2022, which, among other things, requires the U.S. Department of Health and Human Services (“HHS”) to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. In addition, CMS selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs, which will become effective in 2027. For 2028, CMS has selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or D drugs will be selected. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers. Currently, a drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. However, as a result of a statutory amendment enacted in July 2025, beginning with the 2028 negotiated price applicability year, a drug may be designated for more than one rare disease or condition and still be excluded from price negotiation, as long as the only approved indications are for such rare diseases or conditions. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation and in 2024, CMS finalized regulations for the Medicare Part B and Part D inflation rebates. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions have been and may continue to be subject to legal challenges. It is unclear what policies will be advanced with respect to IRA implementation and other drug pricing proposals.

In addition, in May 2025, the administration published an executive order regarding most favored nation (“MFN”) drug pricing, which is sometimes referred to as international reference pricing. This executive order directs HHS to communicate MFN price targets to pharmaceutical manufacturers, and if significant progress towards MFN pricing is not delivered, to propose a rule making plan to implement MFN pricing. Recently, on December 23, 2025, CMS issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation, two mandatory MFN demonstration models under Medicare Parts B and D, respectively. If these rules or other MFN pricing rules are finalized, they are likely to mandate reduced prices of at least some drugs in the United States, if they are also sold in comparator countries.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and in some cases, designed to encourage importation from other countries and bulk purchasing. It is unclear to what extent additional statutory, regulatory, and administrative initiatives will be enacted and implemented.

Regulatory Authorities Outside the United States

In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive and/or negative list systems under which products may be marketed only once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the role of the National Institute for Health and Clinical Excellence in the United Kingdom, which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert commercial pressure on pricing within a country.

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

Human Capital

As of December 31, 2025, we had four full-time employees and two part-time employees. Our employees are not represented by any collective bargaining agreements, and we have never experienced an organized work stoppage.

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

Smaller Reporting Company

We are a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we may take advantage of certain reduced disclosure obligations available to smaller reporting companies, including reduced disclosure about our executive compensation arrangements and the requirements to provide only two years of audited financial statements in our annual reports and registration statements. We will continue to be a “smaller reporting company” as long as (1) we have a public float (i.e., the market value of our ADSs held by non-affiliates) less than $250 million calculated as of the last business day of our most recently completed second fiscal quarter, or (2) our annual revenues are less than $100 million for our previous fiscal year and we have either no public float or a public float of less than $700 million as of the end of that fiscal year’s second fiscal quarter. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Item 1A. Risk Factors

This section describes the material risks to our business, which should be considered carefully in addition to the other information in this Annual Report and our other filings with the SEC. Investors should be aware that it is not possible to predict or identify all such factors and that the following is not meant to be a complete discussion of all potential risks or uncertainties. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. Additionally, our business is subject to general risks applicable to any company, such as economic conditions, geopolitical events, extreme weather and natural disasters. If known or unknown risks or uncertainties materialize, our business operations, financial condition, results of operations and prospects could be adversely affected now and in the future, potentially in a material way. The following discussion of risk factors contains forward-looking statements, as discussed in the “Cautionary Note Regarding Forward-Looking Statements and Summary of Risk Factors” section on page 1.

Risks Related to Our Financial Position and Capital Requirements

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

Our wholly owned subsidiary, Quoin Inc., commenced operations in 2018. As such, we have a limited operating history and our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including a lack of operating history. Since inception, our operations have been primarily limited to acquiring and licensing intellectual property rights, undertaking research and conducting pre-clinical and clinical studies for our initial programs and negotiating and executing the Merger and financings. We have not yet obtained regulatory approval for any product candidates. Consequently, any predictions about our future success or viability, or any evaluation of our business and prospects, may not be accurate. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities. In addition, there is no guarantee that any of our product candidates will ever receive approval from the FDA. We cannot be certain that our business strategy will be successful or that we will be solvent at any particular time. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the early stages of the development of any company. If we fail to address any of these risks or difficulties adequately, our business will likely suffer. Because of the numerous risks and uncertainties associated with developing and commercializing our products, we are unable to predict the extent of any future losses or when we will become profitable, if ever. We may never become profitable and investors may never receive a return on an investment in our securities. An investor in our securities must carefully consider the substantial challenges, risks and uncertainties inherent in the attempted development and commercialization of products in the medical and pharmaceutical industries. We may never successfully commercialize our products and our business may fail.

We must raise additional capital to fund our operations in order to continue as a going concern.

At December 31, 2025, we had an accumulated deficit of approximately $71.0 million, cash and cash equivalent balances totaling $3.8 million and investments of $14.9 million. Based on our current business plans and cash, cash equivalents and investments on hand, management has concluded that there is substantial doubt about our ability to continue as a going concern for a period of at least one year from the issuance of the audited consolidated financial statements included in this Annual Report. Our auditor also included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2025 with respect to this uncertainty. There can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks or uncertainties. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our shareholders. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. Any exercise of our outstanding warrants is at the discretion of the warrant holders and is dependent, in part, upon the market price of our ADSs. There can be no assurance that any of our outstanding warrants will ever be in-the-money prior to their expiration and, as such, our outstanding warrants may expire without being exercised. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish valuable rights to our technologies, future revenue streams, research programs or proposed products, or to grant licenses on terms that may not be favorable to us. Our outstanding warrants may not be exercised or may not be exercised in full. As such, we cannot conclude that funding will be available on acceptable terms on a timely basis, or at all. If we are unable to obtain additional funding when it becomes necessary, we may have to significantly limit our operations, the development of our product candidates will be impacted and we would likely be forced to delay, reduce, or terminate some or all of our development programs, all of which could have a material adverse effect on our business, results of operations and financial condition.

The Company is subject to risks common to late-stage clinical specialty pharmaceutical companies including, but not limited to, unanticipated clinical trial costs and the ability to estimate such occurrences, if any, on our cash, liquidity, additional financing requirements, and availability. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions. There can be no assurance that we will be successful in accomplishing these objectives. Without such additional capital, we may be required to curtail or cease operations and be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

We have incurred significant losses since our inception and have limited cash available for our operations.

To date, we have not commercialized any products and have not generated any revenue. We have incurred net losses every year since inception and we have an accumulated deficit of approximately $71.0 million at December 31, 2025. We have historically funded our operations through our founders’ funding expenditures and debt and equity financings. We have devoted a majority of our financial resources to research and development, including our pre-clinical and ongoing clinical development activities.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	continue and/or initiate clinical development of our product candidates, including—QRX003—a topical lotion comprised of a broad-spectrum serine protease inhibitor, which is under clinical development as a potential treatment for NS;
●	further enhance our internal control systems;
●	initiate the development of additional product candidates for other rare disease indications;
●	acquire or in-license other products and technologies and advance those product candidates into clinical trials;
●	seek marketing approvals for our product candidates that successfully complete clinical trials;
●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional clinical, regulatory, research, executive and administrative personnel; and
●	create additional infrastructure to support our operations and our product development and planned future commercialization efforts.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates or these candidates participate in early access or named patient programs, which is subject to significant uncertainty. Additional financing will be required to complete the research and development of our product candidates and to fund our other operating requirements, which may not be available at acceptable terms, if at all. If we are unable to obtain additional funding when it becomes necessary, the development of our product candidates will be impacted and we would likely be forced to delay, reduce, or terminate some or all of our development programs, all of which could have a material adverse effect on our business, results of operations and financial condition.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic alliance partners, to successfully complete the development of, obtain the necessary regulatory approvals for and commercialize our product candidates. We do not anticipate generating revenues from sales of our products until regulatory approval has been obtained, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

●	completing our research and pre - clinical development of product candidates;
●	initiating and completing clinical trials for product candidates with favorable results;
●	seeking, obtaining, and maintaining marketing approvals for product candidates that successfully complete clinical trials;
●	establishing and maintaining supply and manufacturing relationships with third parties;
●	launching and commercializing product candidates for which we may obtain marketing approval, with an alliance partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;
●	maintaining, protecting and expanding our intellectual property portfolio; and
●	attracting, hiring and retaining qualified personnel.

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

Developing pharmaceutical products, including conducting pre-clinical studies and clinical trials, is expensive. We may need to raise additional capital to support our operations and such funding may not be available to us on acceptable terms, or at all. We cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. For example, our pre-clinical or clinical trials may encounter technical difficulties or be subject to delays or other issues. Any of these events may increase our development costs more than we expect. In order to support our long-term plans, we may need to raise additional capital or otherwise obtain funding through additional strategic alliances if we choose to initiate pre-clinical or clinical trials for new product candidates other than programs currently partnered. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, future product candidates.

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

The terms of our October 2025 private placement may make it difficult for us to procure additional financing.

The securities purchase agreement, dated October 10, 2025, by and among us and the purchasers (the “October Purchasers”) named therein (the “October 2025 Purchase Agreement”), that we entered into in connection with the October 2025 Private Placement (as defined herein) contains, among others, the following restrictive covenants: (i) we are prohibited from entering into variable rate financings until April 12, 2026; and (ii) we are prohibited from entering into any equity financings at an effective price per ADS or Ordinary Share that is less than the unit purchase price with respect to the October 2025 Private Placement until June 2, 2026. The October 2025 Purchase Agreement further provides that the purchasers thereunder have a right of participation in certain subsequent financings by us or any of our subsidiaries in an amount equal to up to an aggregate of 25% of such subsequent financings for 12 months following the date of the October 2025 Purchase Agreement.

To the extent we require additional funding, we will therefore be limited in the types of fundraising transactions that we are able to pursue in compliance with the October 2025 Purchase Agreement. If we require additional funding while these restrictive covenants remain in effect, we may be unable to effect a financing transaction on terms acceptable to us, or at all, while also remaining in compliance with the terms of the October 2025 Purchase Agreement, or we may be forced to seek a waiver from the October Purchasers, which such they are not obligated to grant to us. If we are unable to obtain additional funding when it becomes necessary, the development of our product candidates will be impacted and we would likely be forced to delay, reduce, or terminate some or all of our development programs, all of which could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to the Discovery and Development of Product Candidates

Pre-clinical and clinical studies of our product candidates may not be successful. If we are unable to generate successful results from pre-clinical and clinical studies of our product candidates, or experience significant delays in doing so, our business may be materially harmed.

We have no products approved for commercial marketing and most of our product candidates are in pre-clinical and clinical development as is the case with our lead asset for NS, which is currently being tested in four separate clinical studies in NS patients. Moreover, the clinical development process can take several years, and there is no assurance that our clinical trials will be successful or that we will obtain marketing approvals for any of our product candidates from the FDA or any foreign regulatory agencies, such as the EMA. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and, if approved, successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive pre-clinical tests and clinical trials to demonstrate the safety and efficacy of our product candidates.

The success of our product candidates will depend on several factors, including the following:

●	successfully implementing pre - clinical studies which may be predictive of clinical outcomes;
●	successful enrollment in clinical trials and completion of those trials with favorable results;
●	receipt of marketing approvals from applicable regulatory authorities;
●	obtaining and maintaining patent and trade secret protection for current and future product candidates;
●	establishing and maintaining manufacturing relationships with third parties or establishing our own manufacturing capability; and
●	successfully commercializing our products, if approved, including successfully establishing a sales force, marketing and distribution infrastructure, whether alone or in collaboration with others.

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

Before obtaining marketing approval from regulatory authorities for the sale of product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of pre-clinical studies and early clinical trials may not be predictive of the success of later clinical trials, and preliminary results or planned interim analyses of a clinical trial do not necessarily predict final results. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

Events which may result in a delay or unsuccessful completion of clinical development include:

●	delays in reaching an agreement with the FDA or other regulatory authorities on final trial design, including selection of control dose and efficacy endpoints such as clinical outcome assessments
●	delays in obtaining from the FDA, or comparable foreign regulatory authority, authorization to administer an investigational new drug product to humans through the submission or acceptance of an IND or similar foreign application;
●	imposition of a clinical hold of clinical trial operations or trial sites by the FDA or other regulatory authorities;
●	delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites;
●	our inability to adhere to clinical trial requirements directly or with third parties such as CROs;
●	clinical trial site or CRO non-compliance with good clinical practices (“GCPs”), good laboratory practices, or other regulatory requirements;
●	inability or failure of clinical trial sites to adhere to the clinical trial protocol;
●	delays in obtaining required IRB approval at each clinical trial site, or an IRB reversing such approval resulting in the suspension or termination of a trial at that site;
●	delays in recruiting and retaining suitable patients to participate in a trial particularly for a rare disease such as NS;

●	delays in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;
●	delays in having patients complete participation in a trial or return for post-treatment follow-up;
●	delays caused by patients dropping out of a trial due to protocol procedures or requirements, product side effects or disease progression;
●	clinical sites dropping out of a trial to the detriment of enrollment;
●	time required to add new clinical sites; or
●	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

Accordingly, we cannot be sure that we will submit INDs on our expected timelines and we cannot be certain the FDA or foreign regulatory agencies, such as the EMA, will allow us to progress into clinical trials based on the submission of any IND.

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

Our product development costs will also increase if we experience delays in testing or marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. Any inability to successfully complete pre - clinical and clinical development could result in additional costs to us or impair our ability to generate revenues from product sales.

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

Even if we complete the necessary pre - clinical studies and clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize a product candidate and we cannot, therefore, predict the timing of any revenue from a future product.

We cannot commercialize a product until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. The regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for many reasons including:

●	regulatory authorities disagreeing with the design or implementation of our clinical trials;
●	such authorities may disagree with our interpretation of data from pre - clinical studies or clinical trials;
●	such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
●	unfavorable or unclear results from our clinical trials or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory agencies for approval;
●	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
●	the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of a New Drug Application (“NDA”) or other submission or to obtain regulatory approval in the United States or elsewhere, and such authorities may impose requirements for additional pre - clinical studies or clinical trials;
●	such authorities may disagree regarding the formulation, labeling and/or the specifications of our product candidates;
●	such authorities may find deficiencies in the manufacturing processes, testing systems or facilities of our third-party manufacturers with which we contract for clinical and commercial supplies; or

●	regulations of such authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Additional delays may result if an FDA advisory committee recommends restrictions on approval or recommends non-approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process.

Even if we obtain regulatory approval for a product candidate, we will still face extensive regulatory requirements, and our products may face future development and regulatory challenges.

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. The FDA may also require risk evaluation and mitigation strategies as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Additionally, the manufacturing processes, packaging, distribution, adverse event reporting, labeling, advertising, promotion, and recordkeeping for the product will be subject to extensive and ongoing FDA regulatory requirements, in addition to other potentially applicable federal and state laws. These requirements include monitoring and reporting of adverse events (“AEs”) and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice (“cGMP”) regulations. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. If we or a regulatory agency discovers previously unknown problems with a product such as AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

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

We may not be able to maintain orphan drug designation or obtain orphan drug exclusivity for our product candidates.

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

We received orphan drug designation in the United States for QRX003 for the treatment of NS in October 2025. Even though we obtained orphan drug designation for QRX003 in Netherton Syndrome, we may not be the first to obtain regulatory approval of the product candidate for the orphan-designated indication. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for orphan designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation does not ensure that we will receive marketing exclusivity in a particular market, and we cannot assure you that any future application for orphan drug designation in any other geography or with respect to any other future product candidate will be granted. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

Our Rare Pediatric Disease designation from the FDA does not guarantee that the NDA for the product will qualify for a priority review voucher upon approval, and it does not lead to a faster development or regulatory review process, or increase the likelihood that any of our product candidates will receive marketing approval.

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying NDA for the treatment of a rare pediatric disease, the sponsor of such an application may be awarded a transferable rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent NDA or BLA. We were granted Rare Pediatric Disease designation for QRX003 for the treatment of NS by the FDA in June 2025. Under the current statutory sunset provisions, the FDA may only award a priority review voucher for a rare pediatric disease application approved by September 30, 2029, unless the program is extended. Additionally, designation of a drug for a rare pediatric disease does not guarantee that an NDA will meet the other eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease designation does not lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval.

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

Currently, there are no approved products to treat NS. However, to our knowledge, there are a number of therapeutic products at various stages of development for the treatment of NS, including candidates from LifeMax Laboratories, Inc., Sixera Pharmaceuticals,

ResVita Bio, BioCryst and Azitra Inc. As of now, to the best of our knowledge, out of these companies only Azitra and BioCryst are actively dosing subjects in clinical studies of NS patients under an open IND.

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

All of our product candidates are in either pre - clinical or clinical development and targeted toward indications for which there may be other product candidates in clinical development. We may face competition from other drugs currently approved or that may be approved in the future for the same therapeutic indications as our product candidates. Our ability to compete successfully will depend largely on our ability to leverage our experience in drug development to:

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

We currently do not have an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. With respect to future programs, we may rely completely on an alliance partner for sales and marketing. In addition, we may enter into strategic alliances with third parties to commercialize other product candidates, if approved, including in markets outside of the United States, Europe and Japan or for other large markets that are beyond our resources. Although we intend to establish a sales organization if we are able to obtain approval to market any product candidates in the United States, Europe and Japan we will also consider the option to enter into strategic alliances for future product candidates in the United States, Europe and Japan if commercialization requirements exceed our available resources. This will reduce the revenue generated from the sales of these products.

Any future strategic alliance partners may not dedicate sufficient resources to the commercialization of our product candidates, if approved, or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective alliances to enable the sale of our product candidates, if approved, to healthcare professionals and in geographical regions, including the United States, Europe and Japan, that will not be covered by our own marketing and sales force, or if our potential future strategic alliance partners do not successfully commercialize the product candidates that may be approved, our ability to generate revenues from product sales will be adversely affected.

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

If we obtain approval to commercialize any approved products outside of the United States a variety of risks associated with international operations could materially adversely affect our business.

If we obtain approval to commercialize any approved products outside of the United States, we expect that we will be subject to additional risks related to entering into international business relationships, including:

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

Market acceptance and sales of any product candidates that we develop will depend on coverage and reimbursement policies from third-party payors, such as government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other health care related organizations, who are increasingly challenging the price of medical products and services. Accordingly, there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. Adoption of any drug by the medical community may be limited if third-party payers will not offer adequate coverage. In the United States, the principal decisions about reimbursement for new products are typically made by CMS. Private payors tend to follow CMS to a substantial degree. However, no uniform or consistent policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor as well as from state to state. Consequently, the coverage determination process is often a time-consuming and costly process that must be played out across many jurisdictions and different entities. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Furthermore, coverage policies and third-party reimbursement rates may change at any time and may be affected by future healthcare reform measures. We cannot be sure that coverage and adequate reimbursement will be available for any future product candidates, if approved. Even if favorable coverage and reimbursement status is attained for one or more of our product candidates for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. If reimbursement is not available, or is available only at limited levels, we may not be able to successfully commercialize product candidates that we develop and that may be approved. Thus, even if we succeed in bringing a product to market, it may not be considered medically necessary or cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis.

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

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct some aspects of our compound formulation, research and pre - clinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such formulation, research or testing.

We do not expect to independently conduct all aspects of our drug development activities, compound formulation research or pre-clinical studies of product candidates. We currently rely and expect to continue to rely on third parties to conduct some or all aspects of our pre-clinical studies and formulation development.

Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, the necessary pre-clinical studies to enable us to select viable product candidates for IND submissions and we will not be able to, or may be delayed in our efforts to, successfully develop and commercialize such product candidates.

We rely, or will rely, on third-party manufacturers to produce the supply of our pre - clinical product, clinical product candidates and commercial supplies of any approved product candidates.

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

Other risks of reliance on third-party manufacturers include:

●	the inability to meet any product specifications and quality requirements consistently;
●	a delay or inability to procure or expand sufficient manufacturing capacity;
●	manufacturing and product quality issues related to scale-up of manufacturing;
●	costs and validation of new equipment and facilities required for scale-up;
●	the inability to negotiate manufacturing or supply agreements with third parties under commercially reasonable terms;

●	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
●	the reliance on a limited number of sources, and in some cases, single sources for raw materials, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell future product candidates in a timely fashion, in sufficient quantities or under acceptable terms;
●	the lack of qualified backup suppliers for any raw materials that are currently purchased from a single source supplier;
●	operations of third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;
●	carrier disruptions or increased costs that are beyond our control; and
●	the failure to deliver products under specified storage conditions and in a timely manner.

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

We have established manufacturing relationships with a limited number of suppliers to manufacture raw materials and the drug substance used to create our product candidates. The availability of such suppliers to manufacture raw materials and drug substance for our product candidates in sufficient quantities for evaluation in pre - clinical or clinical studies or, if our product candidates are approved, for commercial supply may be limited. Further, each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain. As part of any marketing approval, a manufacturer and its processes are required to be qualified by the FDA prior to commercialization. If product supply from any manufacturer approved in the NDA is interrupted, there could be a significant disruption in commercial supply. An alternative manufacturer would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

We rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We currently rely on, and expect to continue to rely on, CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we will have agreements governing their activities, we have limited influence over their actual performance. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs will not relieve us of our regulatory responsibilities.

We and our CROs are required to comply with the FDA’s or other regulatory agency’s GCPs, for conducting, recording and reporting the results of IND-enabling studies and clinical trials to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA and non-U.S. regulatory agencies enforce these GCPs through periodic inspections of trial sponsors, CROs, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or applicable non-U.S. regulatory agency may require us to perform additional clinical trials before approving any marketing applications for the relevant jurisdiction. Upon inspection, the FDA or applicable non-U.S. regulatory agency may determine that our clinical trials did not comply with GCPs. In addition, our clinical trials require a sufficient number of test subjects to evaluate the safety and effectiveness of a potential drug product. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees, and we are not able to control whether or not they devote sufficient time and resources to our clinical and nonclinical programs. Our CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for such products and any product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

We also currently rely on, and expect to continue to rely on, other third parties to package, store and deliver drug products to our clinical trial sites. Any performance failure on the part of these third parties could delay clinical development or marketing approval of our product candidates or commercialization of our products, if approved, producing additional losses and depriving us of potential product revenue.

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

If the patent applications we hold or patents we have in-licensed with respect to our programs or product candidates fail to issue or if their breadth or strength of protection is threatened, as applicable, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize, future products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. A patent may be challenged through one or more of several administrative proceedings including post-grant challenges, re-examination or opposition before the United States Patent and Trademark Office (“USPTO”) or foreign patent offices. Any successful challenge of patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop.

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

In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available, however the life of a patent, and the protection it affords is limited. Once the patent life has expired for a product, we may be open to competition from generic medications. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced. One of our patents expired in March 2024 and another in July 2025.

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

Other Risks Related to Our Business Operations and Industry

The pausing or termination of government grants by the United States government could have a major effect on the pharmaceutical industry, and as a result, our operations and prospects.

In January 2025, a memo issued by the Office of Management and Budget, had disclosed a freeze on federal loans and grants. That memo has since been rescinded; however, future memos, executive orders or other actions by the government could result in the freeze of existing or new grants, or the termination of previously approved grants. Such actions could have a material adverse effect on the pharmaceutical industry as a whole, a portion of which relies on governmental grants, and as a result, on the Company’s operations and prospects.

Inadequate funding, government shutdowns, workforce reductions or other policy changes affecting the FDA, the SEC or other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Our business depends on timely interactions with the FDA, including the review of regulatory submissions, scheduling of formal meetings, and oversight of clinical trials. Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, policy changes and those related to the federal government reductions in force or shutdown, may result in reduced staffing or suspension of non-essential FDA operations, which could delay or cancel meetings with the FDA, hinder regulatory guidance, cause delays in the implementation or enforcement of regulatory requirements in a timely fashion or at all, and postpone the review of IND applications, NDAs, and BLAs. These disruptions may also affect the initiation, conduct, and monitoring of clinical trials, particularly those requiring FDA authorization or ongoing regulatory engagement. Interruptions in FDA activities could materially delay our development timelines, increase operational costs, and adversely impact our ability to complete our ongoing and planned clinical trials and to advance product candidates toward approval and commercialization. Any such delays or uncertainties may have a significant negative effect on our business, financial condition, and results of operations.

In addition, government funding of the FDA, SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable, and spending allocation priorities may undergo significant changes through congressional budgeting and appropriations processes. Disruptions at the FDA and other agencies may also extend the time necessary for new drugs to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough employees, experience substantial funding cuts and pause or delay critical activities. If a prolonged government shutdown occurs, it could, for example, significantly impact the ability of (i) the FDA and/or the USPTO to review and process regulatory submissions in a timely matter, and (ii) the National Institutes of Health (“NIH”) to conduct research or provide grants, all of which could have a material adverse effect on our business.

In addition, future government shutdowns could impact our ability to obtain necessary capital in order to properly capitalize and continue our operations. During such shutdowns, while the SEC’s EDGAR system remains operational, the unavailability of the SEC staff to review filings, issue and resolve comments, or declare registration statements effective may delay our ability to complete public offerings and obtain timely regulatory approvals. These delays could impact our access to capital markets, hinder strategic transactions, and create uncertainty around our disclosure obligations. Additionally, the lack of interpretive guidance or exemptive relief during a shutdown may increase legal and compliance risks.

Our future success depends on our ability to attract and retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on principal members of our executive team, and any reduction or loss of their services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in pre - clinical studies and clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit any executive or key employee or the loss of the services of any executive or key employee might impede the progress of our research, development and commercialization objectives.

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

In addition, the European Union (“EU”) has established its own data security and privacy legal framework, including but not limited to Directive 95/46/EC (the “Data Protection Directive”). The European General Data Protection Regulation (“GDPR”) contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. We anticipate that over time we may expand our business operations to include additional operations in the EU, including potentially conducting pre - clinical and clinical trials. With such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including regulation due to the GDPR.

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

Our operations and commercial success may be impacted from changes to current regulations and future legislation.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay approval of our products, restrict or regulate post-approval activities, such as sales and promotional activities and expand post-approval requirements. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example:

●	changes to manufacturing arrangements;
●	additions or modifications to product labeling;
●	the recall or discontinuation of products; or
●	additional record-keeping requirements.

While we cannot be sure to what extent the trajectory of these legislative and regulatory proposals will be implemented, whether additional legislative changes will be enacted, whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be, any such changes could adversely affect the operation of our business.

In addition, in the United States, existing regulatory policies may change, and additional government regulations may be enacted that could affect pricing and third-party payment for our product candidates, if approved, which could negatively affect our business, financial condition and prospects. In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, several healthcare reform initiatives culminated in the enactment of the IRA in 2022, which, among other things, requires HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (seven years for single-source drugs) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. In addition, CMS has selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs which will become effective in 2027. For 2028, CMS has selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or D drugs will be selected. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation, and in 2024, CMS finalized regulations for the Medicare Part B and Part D inflation rebates. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties.

These provisions have been, and may continue to be, subject to legal challenges. Although full economic effect of the IRA on our business and the pharmaceutical industry in general is unknown at this time, it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates. Similarly, the adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also reduce our profitability. We expect pricing pressures will continue globally.

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, which include the FDA and CMS, and related agencies. For example, on May 12, 2025, President Trump issued an Executive Order that, among other things, required HHS, within 30 days, to establish and communicate to drug manufacturers MFN price targets designed to bring drug prices for American patients in line with those in comparably developed nations. If significant progress towards MFN pricing is not achieved, the Executive Order requires HHS to propose a rulemaking to implement MFN pricing. Recently, on December 23, 2025, CMS issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation, two mandatory MFN demonstration models under Medicare Parts B and D, respectively. If these rules or other MFN pricing rules are finalized, they are likely to reduce prices of at least some drugs in the United States, if they are also sold in comparator countries. Even if we do not market drugs in such countries, we will be indirectly affected if our drugs compete with drugs whose prices were reduced as a result of MFN pricing initiatives.

At the state level, legislatures are increasingly enacting legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates if approved or additional pricing pressures.

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

We maintain product liability insurance relating to the use of our therapeutics in clinical trials. However, such insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to obtain or maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

Risks Related to Being an Israeli Company

Shareholders may have difficulties enforcing a U.S. judgment, including judgments based upon the civil liability provisions of the U.S. federal securities laws, against us or our executive officers and directors, or asserting U.S. securities laws claims in Israel.

Service of process upon us in Israel or upon a non-U.S. resident director or officers may be difficult to obtain within the United States and it may be difficult to enforce judgments obtained in the United States against a non-U.S. director or executive officer. In addition, we have been informed by our legal counsel in Israel that it may be difficult to assert claims under U.S. securities laws in original actions instituted in Israel or obtain a judgment based on the civil liability provisions of U.S. federal securities laws. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws against us or our officers and directors because Israel may not be the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above. Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against us or any officers and directors in Israel.

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

We incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which may harm our business.

As a publicly traded company, we incur significant legal, accounting, and other expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and The Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations, and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

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

On April 29, 2024, we received a letter from the Listing Qualifications staff of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that the closing bid price per ADS was below the required minimum of $1.00 for a period of 30 consecutive business days and that we did not meet the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Pursuant to Nasdaq Rule 5810(c)(3)(A), we had an initial period of one hundred eighty (180) calendar days, or until October 29, 2024, which was subsequently extended a further one hundred eighty (180) calendar days, or until April 28, 2025, to regain compliance with Nasdaq’s Minimum Bid Price Requirement. To regain compliance with the Nasdaq Listing Rules, on April 9, 2025, we effected a change in the ratio of ADSs evidencing Ordinary Shares from one (1) ADS representing one (1) Ordinary Share to one (1) ADS representing thirty-five (35) Ordinary Shares. On April 29, 2025, we received a letter from Nasdaq stating that our closing bid price per ADS was at $1.00 or greater for the last 13 consecutive business days. Accordingly, we regained compliance with Listing Rule 5550(a)(2) and the matter was closed.

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

There can be no assurance that we will be able to maintain compliance with Nasdaq’s Minimum Bid Price Requirement for continued listing or other continued listing requirements.

If we fail to meet any of Nasdaq’s listing standards, our ADSs will be subject to delisting. If that were to occur, our ADSs would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our ADSs. This would adversely affect the ability of investors to trade our ADSs and would adversely affect the value of our ADSs. Delisting from Nasdaq would cause us to pursue eligibility for trading of our ADSs on other markets or exchanges, or on an over-the-counter market. In such case, our shareholders’ ability to trade or obtain quotations of the market value of our ADSs would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. There can be no assurance that our ADSs, if delisted from Nasdaq, would be listed on a national securities exchange, a national quotation service or the over-the-counter markets. Delisting from Nasdaq could also result in negative publicity, adversely affect the market liquidity of our ADSs, decrease securities analysts’ coverage of us and/or diminish investor, supplier and employee confidence. In addition, our stock could become a “penny stock,” which would make trading of our ADSs more difficult.

The delisting of our ADSs from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future, or at all. Such a delisting would likely have a negative effect on the price of our ADSs and would impair shareholders’ ability to sell or purchase our ADSs when they wish to do so. Further, if our ADSs were to be delisted from Nasdaq, our ADSs would cease to be recognized as a covered security, and we would be subject to additional regulation in each state in which we offer our securities. Moreover, there is no assurance that the actions that we have taken to restore our compliance with the Nasdaq Minimum Bid Price Requirement will stabilize the market price or improve the liquidity of our ADSs, prevent our ADSs from falling below the Nasdaq minimum bid price required for continued listing again or prevent future non-compliance with other applicable Nasdaq listing requirements.

The market price for our ADSs may be volatile.

The market price for our ADSs is likely to be highly volatile and subject to wide fluctuations in response to numerous factors including the following:

●	our failure to obtain the approvals necessary to commence clinical trials;
●	results of clinical and pre - clinical studies;
●	announcements of regulatory approval or the failure to obtain it, or changes or delays in the regulatory review process;
●	announcements of new products or product enhancements by us or others;
●	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
●	changes or developments in laws, regulations or decisions applicable to our product candidates or patents;
●	any adverse changes to our relationship with manufacturers or suppliers;
●	announcements concerning our competitors or healthcare industries in general;
●	achievement of expected product sales and profitability or our failure to meet expectations;
●	our commencement of or results of, or involvement in, litigation, including, but not limited to, any product liability actions or intellectual property infringement actions;
●	any major changes in our board of directors, management or other key personnel;
●	announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;
●	expiration or terminations of licenses, research contracts or other collaboration agreements;

●	public concern as to the safety of our products that we, our licensors or others develop;
●	success of research and development projects;
●	developments concerning intellectual property rights or regulatory approvals;
●	variations in our and our competitors’ results of operations;
●	changes in earnings estimates or recommendations by securities analysts;
●	future issuances of ordinary shares, ADSs or other securities;
●	general market conditions and other factors, including factors unrelated to our operating performance, such as natural disasters and political and economic instability, including wars, terrorism, political unrest, results of certain elections and votes, emergence of a pandemic, or other widespread health emergencies (or concerns over the possibility of such an emergency), boycotts, adoption or expansion of government trade restrictions, and other business restrictions; and
●	the other factors described in this “Risk Factors” section.

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

Substantial future sales or perceived potential sales of our ADSs in the public market could cause the price of our ADSs to decline.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ADSs are currently listed on The Nasdaq Capital Market under the symbol “QNRX,” with each ADS representing thirty - five (35) ordinary shares.

Holders

As of March 23, 2026, our ADSs were held by 15 holders of record, and our ordinary shares were held by 5 holders of record. The Bank of New York Mellon (“BNY”) is the depositary for our ADR program, and Computershare Trust Company, N.A. is our transfer agent. The number of record holders was determined from the records of our depositary and transfer agent and does not include beneficial owners of ADSs or ordinary shares whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Overview

We are a late-stage clinical specialty pharmaceutical company focused on the development and commercialization of therapeutic products that treat rare and orphan diseases for which there are currently either no approved or very limited treatments or cures. Our lead product, QRX003, is under clinical development as a potential treatment for Netherton Syndrome, a rare hereditary genetic disease. QRX003 is entering pivotal registrational clinical testing under an open IND application with the FDA. We have opened six clinical sites in the U.S. along with international sites that are being opened in the UK, Spain, France and the Netherlands. QRX003 is currently being tested in seven pediatric NS patients in investigator-initiated studies in Ireland, Austria, the Netherlands and New Zealand. QRX003 is also being developed as a potential treatment for Peeling Skin Syndrome with the first subject being treated in New Zealand. We are in the process of expanding this study to include up to an additional five pediatric subjects. We entered into a Research Agreement with QUT, under which we have obtained an option for a global license to QRX008 for the potential treatment of scleroderma, as well as a Research Agreement with UCC for the development of novel topical formulations of rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are either limited or no approved therapies or cures, including microcystic lymphatic malformations, venous malformations and angiofibromas among others. We have also entered into 9 commercial partnerships for QRX003 spanning 61 countries outside of our core commercial territories of the U.S., Western Europe and Japan. These partnership countries include Canada, Australia, New Zealand, the Middle East, China, Taiwan, Hong Kong Singapore, Israel, Central and Eastern Europe, Turkey as well as several countries in Latin America.

Our mission is to develop and commercialize proprietary therapeutic drug products that treat rare and orphan diseases, particularly for those diseases where no approved treatment currently exists. To achieve this, we plan to:

●	complete the late-stage clinical testing of QRX003 in NS and, if successful, file for marketing approval in the United States, Europe, Japan and the other territories for which we have commercial agreements in place;
●	prepare to commercialize QRX003 by (i) establishing our own sales infrastructure in the U.S., Europe, and Japan and e(ii) work with our distribution partners to commercialize the product in Canada, Australia/New Zealand, the Middle East, China, Hong Kong, Taiwan, Latin America, Central and Eastern Europe, Turkey and Singapore;
●	continue the development of QRX003 for Peeling Skin Syndrome and related rare, genetic skin diseases;
●	commence clinical testing of one or more selected formulations of topical rapamycin; and
●	pursue business development activities by seeking partnering, licensing, merger and acquisition opportunities or other transactions to further expand our pipeline and drug-development capabilities.

To date, no products have been commercialized and no revenue has been generated. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We will need to obtain further funding through public or private offerings of our capital stock, debt financing, pursuant to the exercise of warrants issued to investors in our prior public and private offerings, collaboration, strategic and/or licensing arrangements or other sources in order to complete the research and development of our product candidates and to fund our other operating requirements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. In addition, any exercise of our outstanding warrants is at the discretion of the warrant holders and is dependent, in part, upon the market price of our ADSs. There can be no assurance that any of our outstanding warrants will ever be in-the-money prior to their expiration and, as such, our outstanding warrants may expire without being exercised. Our failure to obtain additional funding or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to continue our operations. See “Liquidity and Capital Resources”.

Recent Developments

ADS Ratio Change

Effective April 9, 2025, the ratio of ADSs evidencing our Ordinary Shares, changed from 1 ADS representing one (1) Ordinary Share to 1 ADS representing thirty-five (35) Ordinary Shares (the “Ratio Change”), which resulted in a 1-for-35 reverse split of the issued and outstanding ADSs (the “Reverse Split”). Our Ordinary Shares were not affected by this adjustment.

Except as specifically provided, ADSs and related option, warrant, purchase price and exercise price information presented in this Annual Report, including our consolidated financial statements and the related notes, has been retroactively adjusted to reflect the Ratio Change and the Reverse Split.

Increase in Authorized Capital

On August 21, 2025, at our 2025 Annual General Meeting of Shareholders (the “2025 Annual Meeting”), our shareholders approved an amendment to our articles of association to increase our authorized Ordinary Share capital from 100,000,000 Ordinary Shares to 5,000,000,000 Ordinary Shares.

Public and Private Offerings

March 2024 Offering. On March 7, 2024, we completed an offering (the “March 2024 Offering”) of the following securities (i) 811,250 ordinary shares represented by 23,179 ADSs, (ii) Series D warrants (the “Series D Warrants”) to purchase 4,062,500 ordinary shares represented by 116,071 ADSs, (iii) Series E warrants (the “Series E Warrants”) to purchase 4,062,500 ordinary shares represented by 116,071 ADSs, and (iv) Pre-funded warrants (the “March 2024 Pre-Funded Warrants”) to purchase 3,251,255 ordinary shares represented by 92,893 ADSs for aggregate gross proceeds of approximately $6.5 million, resulting in net proceeds of approximately $5.5 million, after deducting the placement agent’s fees and offering expenses paid by us. Each ADS (or March 2024 Pre-Funded Warrant to purchase one ADS in lieu thereof) was sold together with a Series D Warrant to purchase one ADS and a Series E Warrant to purchase one ADS. The ADSs and accompanying Series D Warrants and the Series E Warrants were sold at a combined public offering price of $56 and the March 2024 Pre-Funded Warrants and accompanying Series D Warrants and the Series E Warrants were sold at a combined public offering price of $55.9965, which is equal to the combined purchase price per ADS and accompanying Series D Warrants and the Series E Warrants, minus the exercise price of each March 2024 Pre-Funded Warrant of $0.0035. As of December 31, 2024, all March 2024 Pre-Funded Warrants had been exercised and were included in issued and outstanding ADSs. The Series D Warrants and the Series E Warrants have an exercise price of $56 per share, were exercisable immediately following the closing of the March 2024 Offering and expire in two years and five years, respectively, from the closing of the March 2024 Offering.

On March 7, 2024, we also entered into privately negotiated agreements with the holders of certain existing outstanding warrants to purchase up to 18,252 ADSs to, among other things, reduce the exercise price of such warrants to $56 and to extend the expiration date of such warrants until March 7, 2029. The incremental fair value of the modified warrants was approximately $209,000, which was accounted for as an offering expense in connection with the March 2024 Offering.

December 2024 Offering. On December 23, 2024, we completed an offering (the “December 2024 Offering” and, together with the March 2024 Offering, the “2024 Offerings”) of the following securities (i) 3,137,778 ordinary shares represented by 89,651 ADSs, (ii) Series F warrants (the “Series F Warrants”) to purchase 15,111,110 ordinary shares represented by 431,746 ADSs, (iii) Series G warrants (the “Series G Warrants” and together with the Series F Warrants, the “December 2024 Warrants”) to purchase 15,111,110 ordinary shares represented by 431,746 ADSs, and (iv) Pre-funded warrants (the “December 2024 Pre-Funded Warrants”) to purchase 11,973,332 ordinary shares represented by 342,095 ADSs for aggregate gross proceeds of approximately $6.8 million, resulting in net proceeds of approximately $5.8 million, after deducting the placement agent’s fees and offering expenses paid by us. Each ADS (or December 2024 Pre-Funded Warrant to purchase one ADS in lieu thereof) was sold together with a Series F Warrant to purchase one ADS and a Series G Warrant to purchase one ADS. The ADSs and accompanying Series F Warrants and Series G Warrants were sold at a combined public offering price of $15.75 and the December 2024 Pre-Funded Warrants and accompanying Series F Warrants and Series G Warrants were sold at a combined public offering price of $15.7465, which is equal to the combined purchase price per ADS and accompanying Series F Warrants and Series G Warrants, minus the exercise price of each December 2024 Pre-Funded Warrant of $0.0035. The Series F Warrants and the Series G Warrants have an exercise price of $15.75 per share, were exercisable immediately upon issuance and expire in two years and five years, respectively, from the closing of the December 2024 Offering. Durin 2025, certain investors in our December 2024 Offering exercised (i) the remaining outstanding 320,362 December 2024 Pre-Funded Warrants, (ii) 199,619 Series F Warrants and 23,182 Series G Warrants, resulting in net proceeds of approximately $3.5 million. As of December 31, 2025, all of the December 2024 Pre-Funded Warrants have been exercised and are included in issued and outstanding ADSs.

Certain of our officers and directors purchased an aggregate of 38,095 ADSs and accompanying December 2024 Warrants to purchase 76,190 ADSs, for a total purchase price of approximately $600,000, at the public offering price and on the same terms as the other purchasers in the December 2024 Offering.

On December 20, 2024, we also entered into privately negotiated agreements with the holders of certain existing outstanding warrants to purchase up to 200,071 ADSs to, among other things, reduce the exercise price of such warrants to $15.75 and to extend the expiration date of such warrants until December 23, 2029. The incremental fair value of the modified warrants was approximately $1.5 million, which was accounted for as an offering expense in connection with the December 2024 Offering.

October 2025 Private Placement. On October 10, 2025, we entered into the October 2025 Purchase Agreement with several institutional and accredited investors relating to the issuance and sale in a private placement transaction (the “October 2025 Private Placement”) of (i) 530,320 ordinary shares represented by 15,152 ADSs and (ii) Pre-funded warrants to purchase 69,787,865 ordinary shares represented by 1,993,939 ADSs (the “ October 2025 Pre-Funded Warrants”), together with (A) Series H Warrants to purchase 70,318,185 ordinary shares represented by up to 2,009,091 ADSs (“Series H Warrants”), (B) Series I Warrants to purchase 70,318,185 ordinary shares represented by up to 2,009,091 ADSs (“Series I Warrants”), (C) Series J Warrants to purchase 70,318,185 ordinary shares represented by up to 2,009,091 ADSs (“Series J Warrants”), and (D) Series K Warrants to purchase 70,318,185 ordinary shares represented by up to 2,009,091 ADSs (“Series K Warrants” and, together with the Series H Warrants, Series I Warrants, and Series J Warrants, the “October 2025 Ordinary Warrants”). The combined purchase price was $8.25 per each ADS and accompanying October 2025 Ordinary Warrants and $8.2499 per each October 2025 Pre-Funded Warrant and accompanying October 2025 Ordinary Warrants, which pricing was designed to be in accordance with the “Minimum Price” requirement as defined in the Nasdaq rules. The October 2025 Private Placement closed on October 14, 2025 (the “October 2025 Closing Date”). We received upfront net proceeds of approximately $15 million from the October 2025 Private Placement, after deducting estimated offering expenses payable by us, including placement agent fees and expenses. We intend to use the upfront net proceeds from the October 2025 Private Placement for general corporate purposes, which may include operating expenses, research and development, including completion of clinical development of QRX003 for Netherton Syndrome, working capital, future acquisitions and general capital expenditures. We may also receive up to an aggregate of $88 million of additional gross proceeds if the October 2025 Ordinary Warrants are exercised in full for cash. As of December 31, 2025, 684,348 of the October 2025 Pre-funded Warrants have been exercised and are included in issued and outstanding ADSs and all of the October 2025 Ordinary Warrants were outstanding.

Dennis Langer, one of our directors, participated in the October 2025 Private Placement. Mr. Langer purchased 530,320 ordinary shares represented by 15,152 ADSs and accompanying October 2025 Ordinary Warrants for a total purchase price of approximately $128,641, at a combined purchase price of $8.49 per ADS and accompanying October 2025 Ordinary Warrants. In accordance with Nasdaq Rules, Mr. Langer’s purchase price was based upon the consolidated closing bid price from the trading day immediately preceding the date we entered into the October 2025 Purchase Agreement, plus $0.50.

Description of October 2025 Pre-Funded Warrants and October 2025 Ordinary Warrants

Beneficial ownership limitation. A holder of the October 2025 Pre-Funded Warrants or October 2025 Ordinary Warrants may not exercise any portion of such holder’s October 2025 Pre-Funded Warrants or October 2025 Ordinary Warrants for ADSs to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% of the number of ordinary shares outstanding immediately after giving effect to the issuance of the ordinary shares represented by the ADSs issuable upon exercise of the applicable warrant.

October 2025 Pre-Funded Warrants. The October 2025 Pre-Funded Warrants have an exercise price of $0.0001 per ADS. The October 2025 Pre-Funded Warrants are exercisable at any time after their original issuance, subject to the beneficial ownership limitation (as described above) and will not expire until exercised in full. In addition, the October 2025 Pre-Funded Warrants may be exercised, in whole or in part, any time after issuance by means of a cashless exercise.

October 2025 Ordinary Warrants. The October 2025 Ordinary Warrants are exercisable at any time after their original issuance, subject to the beneficial ownership limitation (as described above). The Series H Warrants have an exercise price of $9.075 per ADS and, pursuant to the terms of the Series H Warrants, such warrants may be exercised until the earlier of (i) five (5) years from the October

2025 Closing Date or (ii) 30 days after the public announcement that we have received Type C meeting minutes from the FDA indicating openness to baseline-controlled pivotal studies for QRX003 for the treatment of Netherton Syndrome. As a result of the March Type C Meeting Minutes, the Company has determined that the Series H Warrants will remain exercisable until five (5) years from the October 2025 Closing Date. The Series I Warrants have an exercise price of $10.3125 per ADS and, pursuant to the terms of the Series I Warrants, such warrants may be exercised as follows: (i) 50% of the Series I Warrants may be exercised until the earlier of (A) five (5) years from the October 2025 Closing Date or (B) 30 days after the public announcement that the primary endpoint has been met in the monotherapy pivotal trial of QRX003 for the treatment of Netherton Syndrome, and (ii) 50% of the Series I Warrants may be exercised until the earlier of (A) five (5) years from the October 2025 Closing Date or (B) 30 days after the public announcement that the primary endpoint has been met in the adjuvant pivotal trial of QRX003 for the treatment of Netherton Syndrome. The Series J Warrants have an exercise price of $12.375 per ADS and, pursuant to the terms of the Series J Warrants, such warrants may be exercised until the earlier of (i) five (5) years from the October 2025 Closing Date or (ii) 30 days after the public announcement of the receipt of either accelerated or traditional approval by the FDA of QRX003 for the treatment of Netherton Syndrome. The Series K Warrants have an exercise price of $12.375 per ADS and, pursuant to the terms of the Series K Warrants, such warrants may be exercised until the earlier of (i) five (5) years from the October 2025 Closing Date or (ii) 30 days after the public announcement of the sale of a Priority Review Voucher (PRV).

Series H Warrants Exercise

On January 8, 2026, the Company received $0.2 million from the exercise of 25,000 Series H warrants issued in the October 2025 Private Placement.

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

Future research and development expenses may include:

●	employee-related expenses, such as salaries, bonuses and benefits, consultant-related expenses, share-based compensation, overhead - related expenses and travel - related expenses for our research and development personnel;
●	expenses incurred under agreements with CROs, as well as consultants that support the implementation of the clinical studies described above;
●	manufacturing and packaging costs in connection with conducting clinical trials and for stability and other studies required to support the NDA filing as well as manufacturing drug product for commercial launch;
●	formulation, research and development expenses related to QRX003; and other product candidates we may choose to develop
●	costs for sponsored research; and
●	costs for commercial launch preparation should one of our products receive regulatory approval.

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

The duration, costs and timing of clinical trials of QRX003 and any other future product candidate will depend on a variety of factors that include, but are not limited to:

●	the number of trials required for approval;
●	the per patient trial costs;
●	the number of patients that participate in the trials;
●	the number of sites included in the trials;
●	the countries in which the trials are conducted;
●	the length of time required to enroll eligible patients;
●	the number of doses that patients receive;
●	the drop-out or discontinuation rates of patients;
●	the potential additional safety monitoring or other studies requested by regulatory agencies;
●	the duration of patient follow-up;
●	the timing and receipt of regulatory approvals; and
●	the efficacy and safety profile of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and employee - related expenses including non-cash stock-based compensation, professional fees and other corporate expenses. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities. These increases will likely include compensation and employee-related expenses including stock-based compensation, increased costs related to the potential hiring of personnel, travel costs and fees to outside consultants, lawyers and accountants.

Other Expenses (income)

Other expenses (income) consist primarily of interest income and unrealized loss (gain) on investments.

Results of Operations - Year ended December 31, 2025 compared to Year ended December 31, 2024

The following table sets forth our results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024:

	Year ended December 31,
	2025	2024	Change
Operating Expenses
General and administrative	$6,487,909	$5,925,833	$562,076
Research and development	9,802,807	3,602,632	6,200,175
Total operating expenses	16,290,716	9,528,465	6,762,251
Other (income) and expenses
Unrealized gain	(3,980)	(7,502)	3,522
Realized and accrued interest income	(482,081)	(558,491)	76,410
Total other income	(486,061)	(565,993)	79,932
Net loss	$(15,804,655)	$(8,962,472)	$(6,842,183)

General and Administrative Expenses

General and administrative expenses were approximately $6,488,000 and $5,926,000, in the year ended December 31, 2025 and 2024, respectively, representing an increase of $562,000, or 9.5%. The increase was primarily due to an increase in public company expenses of $215,000; legal fees of $117,000; marketing expenses of $114,000; consulting expenses of $105,000 and other (primarily corporate taxes) of $163,000; and increase in payroll and benefits of $63,000 offset by decreases in board cash fees expense of $142,000 and lower insurance costs by $77,000.

Research and Development Expenses

Our research and development (R&D) expenses during the years ended December 31, 2025 and 2024 were approximately $9,803,000 and $3,603,000, respectively, representing an increase of $6,200,000, or approximately 172%. The increase was primarily due to an increase of $6,094,000 worth of expenditures on our development programs, including work related to the clinical studies for the development of QRX003, manufacturing costs for material used in our clinical studies an increased allocation of internal compensation and travel costs to our research and development programs. The increase also included approximately $106,000 in non-cash stock-based compensation expense. We expect to continue our research and development efforts by conducting the remaining studies necessary for the development and approval of QRX003, see “Components of Our Results of Operations - Research and Development Expenses” above.

We amortize licensed or acquired intellectual property over its expected useful life, included in research and development expenses set out above. The license from Skinvisible was obtained in October 2019, see “Research and Development Commitments” below. Amortization of intangible assets was approximately $100,000 and $100,000 in each of the years ended December 31, 2025 and 2024.

Other Expenses:

Interest and financing expense

We earned approximately $482,000 in interest income and approximately $4,000 in unrealized gain and earned approximately $558,000 in interest income and approximately $7,500 in unrealized gain, in the year ended December 31, 2025 and December 31, 2024, respectively, from our cash and cash equivalents and investments in marketable debt securities. The decrease in interest income in the year ending December 31, 2025 is the result of lower average aggregate cash and investment balances and a decrease in interest rates.

Liquidity and Capital Resources

We have incurred net losses every year since inception. We have a limited operating history and have historically funded our operations through our founders’ funding expenditures and debt and equity financings. At December 31, 2025, the Company had cash balances totaling $3.8 million and investments of $14.9 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of planned clinical trials and our expenditures on other research and development activities. Based upon our current business plans and cash, cash equivalents and investments on hand, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of at least one year from the issuance of the audited consolidated financial statements included in this report. In order to address our capital needs, we intend to consider multiple alternatives, including, but not limited to, the sale of additional equity or debt securities or other debt instruments, collaborative, strategic and/or licensing relationships or grants to support our future operations. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We will need to obtain further funding through public or private offerings of our capital stock, debt financing, pursuant to the exercise of warrants issued to investors in our prior public and private offerings, collaboration, strategic and/or licensing arrangements or other sources in order to complete the research and development of our product candidates and to fund our other operating requirements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. In addition, any exercise of our outstanding warrants is at the discretion of the warrant holders and is dependent, in part, upon the market price of our ADSs. There can be no assurance that any of our outstanding warrants will ever be in-the-money prior to their expiration and, as such, our outstanding warrants may expire without being exercised. If we are unable to improve our liquidity position, we may not be able to continue as a going concern.

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

Future Funding Requirements

We will need to obtain further funding through public or private offerings of our capital stock, debt financing, pursuant to the exercise of warrants issued to investors in our prior public and private offerings, collaboration, strategic and/or licensing arrangements or other sources, the requirements for which will depend on many factors, including:

●	the scope, timing, rate of progress and costs of our drug development efforts, pre-clinical development activities, the timing of laboratory testing and clinical trials for our product candidates;
●	the number and scope of clinical programs we decide to pursue;
●	the cost, timing and outcome of preparing for and undergoing regulatory review of our product candidates;
●	the scope and costs of development and commercial manufacturing activities;
●	the cost and timing associated with commercializing our product candidates, if they receive marketing approval;
●	the extent to which we acquire or in-license other product candidates and technologies;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates and, ultimately, the sale of our products, following FDA approval;
●	our implementation of operational, financial and management systems;
●	the market price of our ADSs; and
●	the costs associated with being a public company.

Adequate additional funding may not be available to us on acceptable terms, or at all. In addition, restrictions under the October 2025 Purchase Agreement may limit our ability to raise capital. See “Risk Factors ─The terms of our October 2025 private placement may make it difficult for us to procure additional financing” for more information. If we are unable to raise capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of QRX003, any future product candidate, or potentially discontinue operations.

To the extent that we raise additional capital through the sale of our equity or convertible debt securities, and pursuant to the exercise of the warrants issued to the investors in our prior public and private offerings, the ownership interest of our equity holders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our equity holders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or proposed products, or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market any future product that we would otherwise prefer to develop and market ourselves.

Summary Statement of Cash Flows – Year ended December 31, 2025 compared to Year ended December 31, 2024

As of December 31, 2025, we had approximately $18,745,000 in cash and investments in marketable securities. The table below presents our cash flows for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Net cash used in operating activities	$(13,540,994)	$(7,857,309)
Net cash used in investing activities	(4,277,775)	(1,888,282)
Net cash provided by financing activities	18,014,135	10,967,736
Effect of foreign exchange rate on changes on cash	(613)	—
Net change in cash and cash equivalents	$194,753	$1,222,145

Operating Activities

Net cash used in operating activities was approximately $13,541,000 and $7,857,000 for the year ended December 31, 2025 and 2024, respectively. The increase for the year ended December 31, 2025 was primarily due to a higher net operating loss driven by higher R&D expenditures offset by an increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities was approximately $4,278,000 and $1,888,000 in the year ended December 31, 2025 and 2024, respectively, with the change in each period consisting of net proceeds from maturity and purchases of short maturity US Treasury Bills and Notes.

Financing Activities

Net cash provided by financing activities was approximately $18,014,000 for the year ended December 31, 2025, consisting of approximately $18,614,000 in net proceeds from the October 2025 Private Placement and warrant exercises, partially offset by repayments of amounts due to officers of $600,000. Net cash provided by financing activities was approximately $10,968,000 for the year ended December 31, 2024, consisting of approximately $11,568,000 in net proceeds from the 2024 Offerings, partially offset by repayments of amounts due to officers of $600,000.

Research and Development Commitments

In October 2019, Quoin Inc. entered into the Licensing Agreement with Skinvisible, under which Skinvisible granted us an exclusive royalty-bearing license relating to the production and manufacture of prescription drug products related to certain patents held by Skinvisible, including those related to QRX003 and QRX004. We made Skinvisible a one-time non-refundable, non-creditable license fee of $1 million (the “License Fee”). In addition, we agreed to pay Skinvisible a single digit royalty percentage of our net sales revenues for any licensed product covered by the patent rights licensed under the License Agreement. We also agreed to pay Skinvisible 25% of any revenues we receive as royalties in the event that we sublicense any licensed products to a third party. The License Agreement also requires that we make a $5 million payment to Skinvisible upon receiving approval in the U.S. or European Union, whichever occurs first, for the first drug product developed using intellectual property licensed thereunder.

In November 2020, Quoin Inc. entered into a Master Service Agreement with Therapeutics Inc. for the management of the pre-clinical and clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement was three years with automatic one-year extensions, and the agreement required the execution of individual work orders. Quoin Inc. may terminate any work order for any reason with 90 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Therapeutics Inc. A work order was entered into in June 2022 for the first QRX003 clinical study at an expected estimated cost of approximately $4.4 million through 2024. An additional change order was entered into in December 2022 for a second QRX003 clinical study at an expected estimated cost of approximately $830,000. An amended and restated change order for the two studies was entered into in December 2024 at an estimated total remaining cost from August 2024 of approximately $3.6 million for the two studies combined. In the years ended December 31, 2025 and 2024, we incurred research and development costs under these agreements of approximately $2.1 million and $1.1 million, respectively. During the year ended December 31, 2024, we received a credit of approximately $83,000 applied to prior expenses incurred during the period of January 2024 to March 2024.

In November 2021, we entered into a research agreement with QUT for a pre-clinical research program for the development of a product to treat Netherton Syndrome of approximately $250,000. In May 2022, we entered into a second research agreement with QUT for the development of a product to treat Scleroderma of approximately $610,000. Each agreement remains in place until the completion of the research program, which in each case was initially anticipated to be 18 months from execution. For the years ended December 30, 2025 and 2024, we did not incur any costs related to these agreements. In July 2025 we announced that, in light of the expected near-term completion of the QRX003 clinical program for Netherton Syndrome, we have discontinued Netherton Syndrome research program with QUT. We are planning to schedule a meeting with QUT to discuss the future direction of the Scleroderma research program.

In June 2024, we entered into a research agreement with The School of Pharmacy at UCC. The scope of the agreement encompasses the development of novel topical formulations of Rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are currently very limited or no approved therapies or cures. Under the terms of the agreement, based on the achievement of certain milestones, we will fund up to approximately €567,000 ($664,000) plus VAT over an anticipated 2-1/2 year period to support the UCC research program to investigate the development of a number of topical rapamycin formulations for future development as potential treatments for several rare and orphan diseases. Following completion of the research program, we will have the option to advance the clinical development of rapamycin formulations developed by UCC. Work on this research project commenced in December 2024. For the years ended December 31, 2025 and December 31, 2024, we incurred a research and development expense under these agreements of approximately $0.3 million and de-minimis respectively. On November 11, 2025 we announced that the target loading concentrations for two topical rapamycin delivery technologies have been successfully achieved. Specifically, a rapamycin loading concentration of 4% w/w has been achieved for our proprietary topical formulation while an even higher rapamycin concentration of 5% w/w has been formulated in a proprietary dermal patch system.

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

Stock based compensation

We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees and directors as an expense in the consolidated statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. We account for forfeitures as they occur. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

Since we have a limited history of trading as a public company, our expected stock volatility is based on a weighting of its historical volatility along with a group of a publicly traded set of peer companies. We utilize the simplified method to estimate the expected term. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield was assumed to be zero as we have not paid dividends since our inception and do not anticipate paying dividends in the foreseeable future.

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

We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the year ended December 31, 2025 there was no impairment indicator which required an impairment loss measurement. During the year ended December 31, 2024, there was no impairment indicator which required an impairment loss measurement.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework set forth in Internal Control — Integrated Framework by The Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013). Based on this assessment using this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fourth quarter of 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is certain information regarding the members of our board of directors (the “Board” or the “Board of Directors”) and our executive officers.

Name	Age	Position(s)
Dr. Michael Myers	64	Chairman of the Board and Chief Executive Officer
Denise Carter	57	Director and Chief Operating Officer
Joseph Cooper(1)(3)	68	Director
James Culverwell(2)4)	69	Director
Dr. Dennis H. Langer(5)	74	Director
Natalie Leong(1)(6)	41	Director
Michael Sember(2)	76	Director
Sally Lawlor	43	Chief Financial Officer
(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Nominating and Governance Committee.
(4)	Chairperson of our Audit Committee
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

Sally Lawlor, Chief Financial Officer. Ms. Lawlor has served as Chief Financial Officer of Quoin Ltd. since August 18, 2025 and has 20 years of experience in financial leadership roles in public and private companies as well as a “Big Four” accounting firm. Ms. Lawlor served as both Senior Director – Group Tax (from January 2023 through August 2025) and Director – Group Tax (December 2021 through January 2023) at Sebela Pharmaceuticals Inc., a pharmaceutical company delivering therapeutic options for gastrointestinal diseases and with a focus on innovation in women’s health. In her most recent role at Sebela Pharmaceuticals, Ms. Lawlor managed financial reporting under U.S. GAAP and IFRS, oversaw global tax planning and compliance, as well as budgeting, forecasting, and external audits. Prior to Sebela, from December 2017 through September 2021, Ms. Lawlor served in senior tax leadership positions at Aptiv Plc, a global technology company that designs, develops and manufactures software and hardware solutions to enable a safer, greener and more connected future of mobility. Prior thereto, Ms. Lawlor spent eleven years at KPMG advising multinational clients, primarily in the pharmaceutical and technology sectors. Ms. Lawlor is a Fellow of Chartered Accountants Ireland and a member of the Irish Taxation Institute. She earned her Bachelor of Common Law from University College Cork. Ms. Lawlor is the niece of Dr. Michael Myers, the Company’s Chairman and Chief Executive Officer.

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

Dennis H. Langer, M.D., J.D., Director. Dr. Langer has served as a director of Quoin Inc. since 2019. Dr. Langer has served as a director of Quoin Ltd. since October 28, 2021. From 2005 to 2010, Dr. Langer served as a Managing Partner at Phoenix IP Ventures, LLC, a private equity and venture capital fund specializing in life sciences companies. From 2005 to 2010, Dr. Langer was also a Co-Founder and Director of Ception Therapeutics, Inc., until its acquisition by Cephalon, Inc. From 2004 to 2005, Dr. Langer was the President, North America for Dr. Reddy’s Laboratories, Inc., a multi-national pharmaceutical company. Dr. Langer was with GlaxoSmithKline, a multi-national pharmaceutical and biotechnology company, from 1994 - 2004, where he served as Senior Vice President, Project, Portfolio and Alliance Management, Senior Vice President, Product Development Strategy, and Senior Vice

President, Healthcare Services R&D. From 1991 to 1994, he served as President and Chief Executive Officer at Neose Technologies, Inc., a clinical stage biopharmaceutical company. From 2004 to June 2022, Dr. Langer served as a director of Myriad Genetics, Inc., a publicly traded company and a genetic testing and precision medicine company. From 2021 to June 2022, Dr. Langer served as a director of Brooklyn ImmunoTherapeutics, Inc. (n/k/a Eterna Therapeutics Inc.), a publicly traded company and a biotechnology company. From 2007 to 2019, Dr. Langer served as a director of Dicerna Pharmaceuticals Inc., a publicly traded company and a biopharmaceutical company. From 2005 to 2006, Dr. Langer served as a Director of Sirna Therapeutics, Inc., a publicly traded company and biopharmaceutical company, until its acquisition by Merck and Co., Inc. Dr. Langer has served on the Dean’s Advisory Board of Harvard Law School since 2010, and as a Director of the Whitehead Institute for Biomedical Research since 2020. He received an M.D. from Georgetown University School of Medicine, a J.D. from Harvard Law School, and a B.A. in Biology from Columbia University. We believe Dr. Langer is qualified to serve on our Board due to his extensive experience as an executive and board member of public and private life sciences and healthcare companies.

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

Directors’ Term of Office

Directors hold office until the next annual meeting of shareholders and until a successor is duly elected and qualified or until his or her earlier retirement, resignation or removal.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) that applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. A copy of our Code of Ethics has been posted to the “Investors—Corporate Governance” section of our website www.quoinpharma.com, and it is attached as an exhibit to this Annual Report. If we make any amendment to the Code of Ethics or grant any waivers, including any implicit waiver, from a provision of the Code of Ethics, we will disclose the nature of such amendment or waiver on our website www.quoinpharma.com. to the extent required by the rules and regulations of the SEC. The information on the website is not and should not be considered part of this Annual Report and is not incorporated by reference in this annual Report.

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

Internal Auditor

As required under the Companies Law by virtue of being a public company, the board of directors has appointed an internal auditor based on the recommendation of the audit committee. The role of the internal auditor is, among other things, to review the company’s compliance with applicable law and orderly business procedure. Under the Companies Law, the internal auditor cannot be an interested party, an office holder, or a relative of an interested party or an office holder. Nor may the internal auditor be the company’s independent auditor or its representative. An “interested party” is defined in the Companies Law as (i) a holder of 5% or more of the issued share capital or voting power in a company, (ii) any person or entity who has the right to designate one or more directors or to designate the chief executive officer of the company, or (iii) any person who serves as a director or as chief executive officer of the company. The role of the internal auditor is to examine, among other things, our compliance with applicable law and orderly business procedures. The audit committee is required to oversee the activities of the internal auditor and to assess his or her work plan and performance.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and the regulations promulgated thereunder require our executive officers, directors and persons who beneficially own more than 10% of our ordinary shares to file forms with the SEC to report their ownership of the Company’s shares and any changes in ownership. We have reviewed all forms filed electronically with the SEC during, and with respect to, fiscal 2025 or prior years. Based on that review and written information given to us by all of our directors and executive officers, we believe that all of our directors, executive officers and holders of more than 10% of our stock filed on a timely basis all reports that they were required to file under Section 16(a) during fiscal 2025 other than as follows: (i) a late Form 4, covering one transaction, was filed late by James Culverwell; and (ii) a Form 3 was filed late by Sally Lawlor due to difficulty obtaining EDGAR filing codes.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation awarded to, earned by, or paid to our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (collectively referred to as “named executive officers”) during the years ended December 31, 2025 and 2024.

					Non Equity
				Option	Incentive Plan	All Other
Name and		Salary	Bonus(2)	Awards(3)	Compensation(4)	Compensation(5)	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)
Dr. Michael Myers	2025	745,284	—	331,285	372,642	58,134	1,507,345
Chief Executive Officer	2024	662,475	—	353,013	331,238	60,075	1,406,801

Denise Carter	2025	595,440	—	331,285	297,720	57,840	1,282,285
Chief Operating Officer	2024	529,980	—	353,017	264,990	63,625	1,211,612

Sally Lawlor(1)	2025	165,206	83,134	174,784	—	11,168	434,292
Chief Financial Officer
(1)	Ms. Lawlor began serving as the Company’s Chief Financial Officer on August 18, 2025. Ms. Lawlor’s compensation is paid in Euros. For purposes of this table, we converted each element of her compensation into U.S. dollars based on the average foreign exchange rate for the period during which Ms. Lawlor was employed by the Company in 2025.
(2)	Represents discretionary cash bonuses paid after the fiscal year with respect to that fiscal year’s performance. Each discretionary cash bonus was granted in recognition of the applicable officer’s promotion of our long-term goals, strategy and operating plan, the need to have appropriate incentives for our officers, and contribution to the achievement of our objectives in accordance with the applicable officer’s respective corporate role during the year. Ms. Lawlor’s fiscal 2025 discretionary cash bonus was approved by the Board and the Compensation Committee and was consistent with the Company’s 2025 Compensation Policy (as described below).
(3)	Represents the grant date fair value of option awards granted to each of our named executive officers calculated in accordance with FASB ASC Topic 718. The option values were calculated using a Black-Scholes Model for pricing options. See Note 6 to the Consolidated Financial Statements included in this Annual Report for all relevant valuation assumptions used to determine the grant date fair value of these options.
(4)	Represents annual performance-based cash bonuses paid after the fiscal year with respect to that fiscal year’s performance to Dr. Myers and Ms. Carter. See “─Annual Cash Incentive Bonuses.” Dr. Myers’ and Ms. Carter’s fiscal 2025 annual performance-based bonuses were approved by the Board and the Compensation Committee, were consistent with the Company’s 2025 Compensation Policy (as described below) and were within the limitations of the CEO Compensation Program (as described below) and the COO Compensation Program (as described below), as applicable.
(5)	Represents amounts paid or accrued as office and automobile allowances, severance as well as the employer matching contribution to the executive’s 401(k) plan contributions under our Section 401(k) retirement plan (the “Section 401(k) Plan”) and PRSA Pension Scheme, broken down as follows:

		Office	Car	Medical	401(k)/PRSA
		Allowance	Allowance	Allowance	Contributions	Total
		($)	($)	($)	($)	($)

Michael Myers	2025	30,000	18,000	—	10,134	58,134
	2024	30,000	18,000	—	12,075	60,075
Denise Carter	2025	30,000	18,000	—	9,840	57,840
	2024	30,000	18,000	—	15,625	63,625
Sally Lawlor	2025	—	—	2,327	8,841	11,168

Employment Agreements

We entered into written employment agreements with our named executive officers that contain customary provisions, including non-compete and confidentiality provisions.

Dr. Myers. Pursuant to his Executive Employment Agreement with Quoin Inc., dated March 9, 2018, which was amended as of November 9, 2021 (as amended, the “Myers Agreement”), Dr. Myers’ annual base salary was set at $550,000. In addition, the Myers Agreement provided for target discretionary bonuses of not less than 45% of Dr. Myers’ so annual base salary, payable at the discretion of the board of directors after approval of the Compensation Committee, subject to shareholder approval by a Special Majority for Compensation Matters. Pursuant to the Myers Agreement, Dr. Myers is also eligible to receive healthcare benefits as may be provided from time to time by us to our employees generally, and to receive paid time off annually in accordance with our policies in effect from time to time. Additionally, the Myers Agreement provides Dr. Myers with a monthly office allowance of $2,500 and a monthly automobile allowance of $1,500. At the 2024 annual meeting of shareholders (the “2024 Annual Meeting”), the Company’s shareholders approved a compensation program for Dr. Myers. The program sets forth compensation limitations applicable to Dr. Myers which the Compensation Committee and the Board can utilize in setting Dr. Myers’ compensation, beginning with the compensation to be paid in fiscal 2024, without the need to obtain further shareholder approval. See “─Compensation Program for Dr. Michael Myers”.

After the 2024 Annual Meeting, the Compensation Committee and the Board took the following actions which were consistent with the Company’s then applicable compensation policy and within the limitations of the CEO Compensation Program: (i) approved and ratified Dr. Myers’ 2024 annual base salary at $662,475 (retroactive to January 1, 2024), (ii) approved and ratified a discretionary cash bonus for Dr. Myers for fiscal 2023 services of $301,125; and (iii) granted Dr. Myers an option to purchase 15,332 ADSs under Quoin’s Amended and Restated Equity Incentive Plan, with an exercise price equal to $27.30 per ADS. In 2025, the Compensation Committee and the Board took the following actions which were consistent with the Company’s then applicable compensation policy and within the limitations of the CEO Compensation Program: (i) approved and ratified Dr. Myers’ 2025 annual base salary at $745,284 (retroactive to January 1, 2025), (ii) approved and ratified a discretionary cash bonus for Dr. Myers for fiscal 2024 services of $331,238; and (iii) granted Dr. Myers an option to purchase 42,857 ADSs under Quoin’s Amended and Restated Equity Incentive Plan, with an exercise price equal to $9.07 per ADS. In February 2026, the Compensation Committee and the Board certified the achievement of 100% of the performance goals for Dr. Myers’ annual performance-based cash bonus, resulting in a cash bonus for Dr. Myers for fiscal 2025 services of $372,642. See “─Annual Cash Incentive Bonuses.” Dr. Myers’ annual performance-based bonus was consistent with the Company’s 2025 Compensation Policy (as described below) and was within the limitations of the CEO Compensation Program (as described below).

Ms. Carter. Pursuant to her Executive Employment Agreement with Quoin Inc., dated March 9, 2018, which was amended as of November 9, 2021 (as amended, the “Carter Agreement”), Ms. Carter’s annual base salary was set at $440,000, which accrued monthly until paid by Quoin Inc. In addition, the Carter Agreement provided for target discretionary bonuses of not less than 45% of Ms. Carter’s annual base salary, payable at the discretion of the board of directors after approval of the Compensation Committee, subject to shareholder approval by a Special Majority for Compensation Matters. Pursuant to the Carter Agreement, Ms. Carter is also eligible to receive healthcare benefits as may be provided from time to time by us to our employees generally, and to receive paid time off annually in accordance with Quoin’s policies in effect from time to time. Additionally, the Carter Agreement provides Ms. Carter with a monthly office allowance of $2,500 and a monthly automobile allowance of $1,500. At the 2024 Annual Meeting, the Company’s shareholders approved a compensation program for Ms. Carter. The program sets forth compensation limitations applicable to Ms. Carter which the Compensation Committee and the Board can utilize in setting Ms. Carter’s compensation, beginning with the compensation to be paid in fiscal 2024, without the need to obtain further shareholder approval. See “─Compensation Program for Ms. Denise Carter”.

After the 2024 Annual Meeting, the Compensation Committee and the Board took the following actions which were consistent with the Company’s then applicable compensation policy and within the limitations of the COO Compensation Program: (i) approved and ratified Ms. Carter’s 2024 annual base salary at $529,980 (retroactive to January 1, 2024), (ii) approved and ratified a discretionary cash bonus for Ms. Carter for fiscal 2023 services of $240,900; and (iii) granted Ms. Carter an option to purchase 15,332 ADSs under Quoin’s Amended and Restated Equity Incentive Plan, with an exercise price equal to $27.30 per ADS, the fair market value on the date of grant. In 2025, the Compensation Committee and the Board took the following actions which were consistent with the Company’s then applicable compensation policy and within the limitations of the COO Compensation Program: (i) approved and ratified Ms. Carter’s 2025 annual base salary at $595,440 (retroactive to January 1, 2025), (ii) approved and ratified a discretionary cash bonus for Ms. Carter for fiscal 2024 services of $264,990; and (iii) granted Ms. Carter an option to purchase 42,857 ADSs under Quoin’s Amended and Restated Equity Incentive Plan. In February 2026, the Compensation Committee and the Board certified the achievement of 100% of the performance goals for Ms. Carter’s annual performance-based cash bonus, resulting in a cash bonus for Ms. Carter for fiscal 2025 services of $297,720. See “─Annual Cash Incentive Bonuses.” Ms. Carter’s annual performance-based bonus was consistent with the Company’s 2025 Compensation Policy (as described below) and was within the limitations of the COO Compensation Program (as described below).

Ms. Lawlor. In connection with Ms. Lawlor’s appointment as Chief Financial Officer, the Company (through its wholly owned subsidiary, Quoin Therapeutics (Ireland) Ltd.) and Ms. Lawlor entered into a Service Agreement, dated as of August 18, 2025 (the “Lawlor Service Agreement”). The Lawlor Service Agreement provides that Ms. Lawlor will be paid an initial annual base salary of €380,000 ($443,381). In addition, the Service Agreement provides that the Company may, at its absolute discretion, pay an annual performance related bonus (which shall not qualify as pensionable remuneration) of up to 50% of salary in an amount to be determined by the Compensation Committee of Board. The Company has arranged for the provision of a PRSA scheme to which the Company will contribute 5% of gross basic salary matched by a 5% contribution by Ms. Lawlor to the PRSA. In addition, the Company will contribute a sum of €5,000 ($5,834) to Ms. Lawlor’s health insurance scheme. In connection with her hiring, on December 1, 2025, the Company granted Ms. Lawlor an option to purchase 10,330 ADSs under Quoin’s 2025 Equity Incentive Plan, with an exercise price equal to $19.36 per ADS. In February 2026, the Company’s Compensation Committee and the Board approved a discretionary cash bonus for Ms. Lawlor for fiscal 2025 services of $83,134. Ms. Lawlor’s discretionary cash bonus was consistent with the Company’s 2025 Compensation Policy (as described below).

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

(ii)an annual cash bonus of up to 50% of Dr. Myers’ annual base salary during the fiscal year for which the annual cash bonus is paid (for example, Dr. Myers’ bonus to be paid in fiscal 2025 for fiscal 2024 services would be based upon a percentage, up to 50%, of Dr. Myers’ annual base salary in fiscal 2024); and

(iii)an annual equity grant in any form permitted under the Company’s equity incentive plan in effect from time to time with an annual value (determined in accordance with the Black-Scholes formula or another widely accepted and suitable formula for calculating the value of equity awards) of up to 500% of the maximum total fixed component (base salary and benefits) to which Dr. Myers is entitled in the grant year (together the “CEO Compensation Program”).

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

(ii)an annual cash bonus of up to 50% of Ms. Carter’s annual base salary during the fiscal year for which the annual cash bonus is paid (for example, Ms. Carter’s bonus to be paid in fiscal 2025 for fiscal 2024 services would be based upon a percentage, up to 50%, of Ms. Carter’s annual base salary in fiscal 2024); and

(iii)an annual equity grant in any form permitted under the Company’s equity incentive plan in effect from time to time with an annual value (determined in accordance with the Black-Scholes formula or another widely accepted and suitable formula for calculating the value of equity awards) of up to 500% of the maximum total fixed component (base salary and benefits) to which Ms. Carter is entitled in the grant year (together the “COO Compensation Program”).

In setting future compensation for Ms. Carter consistent with the terms of the CEO Compensation Program, the Compensation Committee and the Board will continue to annually review market competitive compensation as a reference, individual performance, the need to have appropriate incentives for our officers, and Ms. Carter’s experience and expected contributions.

Annual Cash Incentive Bonuses

The Company believes that performance-based cash bonuses assist the Company in motivating and retaining executive talent whose abilities and leadership skills are critical to the Company’s long-term success by aligning such officers’ efforts with the strategic and clinical goals of the Company through competitive annual incentive opportunities.

The annual performance-based cash bonuses for fiscal 2025 for Dr. Myers and Ms. Carter were subject to a formulaic framework based on certain clinical; regulatory; chemistry, manufacturing and controls; intellectual property and financial performance measures with weightings of 35%, 30%, 10%, 5% and 20%, respectively. There would be no annual performance-based cash bonus payout with respect to any category for which the Compensation Committee determined that the Company had not performed and/or did not successfully achieve the performance goal. We have not disclosed the specific performance goals/strategic measures because we believe this disclosure would reveal confidential strategic objectives and information that is not otherwise publicly disclosed by us and would result in competitive harm to us. The strategic measures were designed to be “stretch” goals that were achievable with what we believe represented an elevated level of effort and performance.

For fiscal 2025, the Compensation Committee and the Board set award levels for each of Dr. Myers and Ms. Carter as percentages of their base salaries as shown in the following table:

		Target
		(% of Base
Participant	Base Salary	Salary)
Michael Myers	$745,284	50%
Denise Carter	$595,440	50%

In February 2026, the Compensation Committee and the Board certified the achievement of 100% of the performance goals and determined that the annual performance-based cash bonuses should be paid out at 100% of target based on the Company’s performance. Accordingly, based on the formula previously adopted, the Compensation Committee and the Board approved bonuses for each of Dr. Myers and Ms. Carter for fiscal 2025 of $372,642 and $297,720, respectively.

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

Outstanding Equity Awards at December 31, 2025

The following table sets forth information with respect to outstanding equity awards for each named executive officer as of December 31, 2025.

		Number of	Number of
		Securities	Securities
		Underlying	Underlying	Option
		Unexercised	Unexercised	Exercise
	Option Grant	Options (#)	Options (#)	Price	Option
Name	Date	Exercisable	Unexercisable(1)	($)(2)	Expiration
Dr. Michael Myers	04/12/2022	153	51	7,350	04/12/2032
	10/26/2023	926	1,388	201.25	10/26/2033
	12/9/2024	3,066	12,266	27.30	12/9/2034
	05/29/2025	—	42,857	9.07	5/29/2035
Denise Carter	04/12/2022	153	51	7,350	04/12/2032
	10/26/2023	926	1,388	201.25	10/26/2033
	12/9/2024	3,066	12,266	27.30	12/9/2034
	05/29/2025	—	42,857	9.07	05/29/2035
Sally Lawlor	12/01/2025	—	10,330	19.36	12/01/2035
(1)	Represents the number of ADSs issuable upon the exercise of options. The 2022 options vest in four equal annual installments beginning on April 12, 2023. The 2023 options vest in three annual installments of 20% beginning on October 26, 2024 and a fourth installment of 40% on October 26, 2027. The 2024 options vest in three annual installments of 20% beginning on December 9, 2025 and a fourth installment of 40% on December 9, 2028. The 2025 options vest in three annual installments of 20% beginning on either May 29, 2026 or December 1, 2026, as applicable, and a fourth installment of 40% on either May 29, 2029 or December 1, 2029, as applicable.
(2)	Represents the exercise price per ADS.

Equity Plans

Amended and Restated Equity Incentive Plan

At our Annual General Meeting held on April 12, 2022, our shareholders approved our Amended and Restated Equity Incentive Plan (the “2022 Plan”), which amended and restated our 2014 Global Incentive Option Scheme. The purpose of the 2022 Plan was to attract, retain and motivate our employees (including prospective employees), non-employee directors and consultants. As of August 21, 2025, no further awards may be issued under the 2022 Plan due to the adoption of the Company’s 2025 Plan (as defined below). At December 31, 2025, 200,627 ADSs remain subject to outstanding options under the 2022 Plan.

2025 Equity Incentive Plan

Our 2025 Equity Incentive Plan (the “2025 Plan”) was approved by our shareholders on August 21, 2025. The purpose of the 2025 Plan is to provide for the grant of equity-based incentive awards to the Company’s employees, directors, officers, consultants, advisers and service providers in order to incentivize them to increase their efforts on behalf of the Company and to promote the success of the Company’s business. The 2025 Plan provides for the grant of stock options (including incentive stock options and nonqualified stock options), restricted shares, restricted stock units, stock appreciation rights and other share-based awards. The 2025 Plan is administered by the Compensation Committee.

Subject to certain adjustments, the maximum number of ordinary shares (or ADSs representing such ordinary shares) available for issuance under the 2025 Plan is 3,000,000 ordinary shares (85,714 ADSs), subject to an automatic annual increase the first day of each year beginning in 2026 and on January 1st of each calendar year thereafter and ending on January 1, 2035, by a number of ordinary shares equal to the smaller of (A) fifteen percent (15%) of the number of ordinary shares issued and outstanding of the Company on a fully diluted basis on the last day of the immediately preceding calendar year; and (B) such amount as determined by our Board if so determined.

All awards granted pursuant to the 2025 Plan will be evidenced by a grant notification letter, in a form approved, from time to time, by the Compensation Committee. The grant notification letter will set forth the terms and conditions of the award, including the type of award, number of shares subject to such award, vesting schedule and conditions (including performance goals or measures) and the exercise price, if applicable. The exercise period of an award will be determined by the Compensation Committee and stated in the grant notification letter but will in no event be longer than ten years from the date of the grant thereof. All awards must be granted on or before July 8, 2035, the tenth anniversary of the date that the 2025 Plan was approved by our Board. All awards under the 2025 Plan will be subject to recoupment by the Company to the extent required to comply with applicable law or any policy of the Company (subject to applicable law) providing for the reimbursement of incentive compensation, whether or not such policy was in place at the time of grant of an award. At December 31, 2025, 15,330 ADSs remain subject to outstanding options under the 2025 Plan.

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

During the fiscal year ended December 31, 2025, we did not award any options to a named executive officer in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information, and ending one business day after the filing or furnishing of such report other than as set forth in the table below:

					Percentage change in the closing market price
					of the securities underlying the award between
					the trading day ending immediately prior to the
		Number of	Exercise	Grant date	disclosure of material nonpublic information
		securities	price of the	fair value	and the trading day beginning immediately
	Grant	underlying	award per	of the	following the disclosure of material nonpublic
Name	date	the award	share	award	information(2)
James Culverwell	08/21/25(1)	13,682	$9.07	$6.04	1.94%
Dennis Langer	08/21/25(1)	13,682	$9.07	$6.04	1.94%
Natalie Leong	08/21/25(1)	4,105	$9.07	$6.04	1.94%
(1)

The option grant was approved by the Compensation Committee and the Board on May 29, 2025, subject to shareholder approval. The Company’s shareholders approved this option grant on August 21, 2025. The exercise price of the option was determined following the close of market on May 29, 2025.

(2)

The Company filed a current report on Form 8-K on August 21, 2025, announcing the results of the 2026 annual meeting and the appointment of Sally Lawlor as the Company’s new Chief Financial Officer effective as of August 18, 2025. The percentage change in the closing market price of the Company’s ADSs between the trading day ending immediately prior to the filing of the 8/21/2025 Form 8-K and the closing market price of the Company’s ADSs on the trading day beginning immediately following the filing of the 8/21/2025 Form 8-K was 1.94%.

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

The foregoing descriptions of the Myers Agreement and the Carter Agreement do not purport to be complete and are qualified in their entirety by reference to the complete text of the Myers Agreement the Carter Agreement, copies of which are included as exhibits to this Annual Report.

Option Awards

Under the 2022 Plan and the 2025 Plan, upon termination of employment for any reason, other than in the event of death or disability or for “Cause” (as defined in the 2022 Plan and the 2025 Plan), all unvested options will expire and all vested options at time of termination will generally be exercisable for 90 days following termination, subject to the terms of the Plan and the governing option agreement. If we terminate a grantee for Cause, the grantee’s right to exercise all vested and unvested the options granted to the grantee will expire immediately. Upon termination of employment due to death or disability, all the vested options at the time of termination will be exercisable for 12 months after date of termination, subject to the terms of the 2022 Plan and the 2025 Plan and the governing option agreement.

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

Under special circumstances, the board of directors may approve the compensation policy despite the objection of the shareholders on the condition that the compensation committee and then the board of directors decide, on the basis of detailed grounds and after discussing again the compensation policy, that approval of the compensation policy, despite the objection of shareholders, is for the benefit of the company. Our Board, following the recommendation of our Compensation Committee, approved adopting a new Compensation Policy for Executive Officer and Directors in 2025 (the “2025 Compensation Policy”) and our shareholders approved and adopted the 2025 Compensation Policy at our 2025 Annual Meeting. The compensation policy must be based on certain considerations, include certain provisions and reference certain matters as set forth in the Companies Law. The compensation policy must serve as the basis for decisions concerning the financial terms of employment or engagement of office holders, including exculpation, insurance, indemnification or any monetary payment or obligation of payment in respect of employment or engagement. The compensation policy must be determined and later reevaluated according to certain factors, including: the advancement of the company’s objectives, business plan and long-term strategy; the creation of appropriate incentives for office holders, while considering, among other things, the company’s risk management policy; the size and the nature of the company’s operations; and with respect to variable compensation, the contribution of the office holder towards the achievement of the company’s long-term goals and the maximization of its profits, all with a long-term objective and according to the position of the office holder. The compensation policy must furthermore consider the following additional factors:

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

In addition, our compensation policy contains compensation recovery provisions which allow us under certain conditions to recover bonuses paid in excess, enables our chief executive officer to approve an immaterial change in the terms of employment of an executive officer (excluding the chief executive officer) in an amount up to two monthly base salaries, and allow us to exculpate, indemnify and insure our executive officers and directors to the maximum extent permitted by Israeli law subject to certain limitations set forth therein.

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

Non-Employee Director Compensation

Under our non-employee directors’ compensation program, as amended, non-employee directors are entitled to receive the following cash compensation for their services:

●	each non-employee director receives an annual base retainer (the “Annual Retainer”) of up to $125,000, which amount shall be determined annually at the discretion of the Compensation Committee and the Board;
●	each committee chairperson receives an additional retainer of $15,000 for his or her service as a chairperson; and
●	each member of a standing committee receives an additional retainer of $5,000 for such service on a standing committee.

In addition to cash compensation, our non-employee directors are also entitled to equity awards under our director compensation policy. Each non-employee director is entitled to receive an annual award of options with a value of no less than $20,000 and no more than $60,000, with such value being determined annually at the discretion of the Compensation Committee and the Board. In addition, each non-employee director who joins the Board is granted an inaugural award of options valued at $165,000. Furthermore, each non-employee director may elect to receive all or a portion of the Annual Retainer due to them in the form of options.

The following table sets forth information concerning the compensation awarded to, earned by or paid to non-employee directors for the year ended December 31, 2025.

	Fees Earned or	Option
	Paid in Cash	Awards	Total
Name	($)(1)	($)(1)(2)	($)
Joseph Cooper	110,000	59,985	169,985
James Culverwell	20,000	142,624	162,624
Dr. Dennis H. Langer	15,000	142,624	157,624
Natalie Leong	90,000	84,779	174,779
Michael Sember	105,000	59,985	164,985
(1)	For fiscal 2025, the Compensation Committee and the Board set the Annual Retainer at $100,000 and determined that the annual award of options should be valued at $60,000. Each of Mr. Culverwell and Mr. Langer elected to receive all of their fiscal 2025 Annual Retainer in the form of options to purchase ADSs in the amount of 13,682 ADSs each and Ms. Leong elected to receive a portion of her fiscal 2025 Annual Retainer in the form of options to purchase ADSs in the amount of 4,105 ADSs. Committee fees were paid in cash to all Board members.
(2)	Represents the grant date fair value of option awards granted to each of our non-employee directors calculated in accordance with FASB ASC Topic 718. The option values were calculated using a Black-Scholes Model for pricing options. See Note 6 to Consolidated Financial Statements included in this Annual Report for all relevant valuation assumptions used to determine the grant date fair value of these options. As of December 31, 2025, the aggregate number of outstanding options held by each of our non-employee directors was Mr. Cooper—9,459; Mr. Culverwell—23,141; Dr. Langer—23,141; Ms. Leong 13,561; and Mr. Sember—9,459.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management1

The following table sets forth information relating to the beneficial ownership of our ordinary shares (including ordinary shares represented by ADSs) as of March 23, 2026 by:

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

Except as indicated by footnote, the beneficial ownership information is based upon 1,803,626 ordinary shares outstanding as of March 23, 2026. A security that may be acquired by a person within 60 days of March 23, 2026, pursuant to the exercise of options or warrants are deemed to be outstanding for purpose of computing the percentage ownership of such person, but are not deemed to be outstanding for purposes of computing the percentage ownership of ordinary shares beneficially owned by any other person shown in the table. Each ADS represents thirty-five ordinary shares.

Unless indicated otherwise below, the address of our directors and executive officers is c/o Quoin Pharmaceuticals Ltd., 42127 Pleasant Forest Court, Ashburn, VA 20148-7349.

	Amount and Nature of Beneficial	Percentage
Name and Address of Beneficial Owner	Ownership	of Class
5% Beneficial Owners
Ikarian Capital LLC and affiliate(1)	211,538	11.73%

Directors and Named Executive Officers:
Dr. Michael Myers(2)	53,165	2.95%
Denise Carter(3)	53,160	2.95%
Joseph Cooper(4)	408	0.02%
James Culverwell(5)	8,989	0.50%
Dr. Dennis Langer(6)	74,766	4.22%
Natalie Leong(7)	408	0.02%
Michael Sember(8)	408	0.02%
Sally Lawlor(9)	440	0.02%
All current directors and officers as a group (8 persons) (10)	191,745	10.71%
(1)	Consists of ADSs held by Ikarian Capital, LLC (“Ikarian”) based on the Schedule 13G/A filed by Ikarian on February 6, 2026. These ADSs are also beneficially owned by Neil Shahrestani. The address of Ikarian and Mr. Shahrestani is c/o Ikarian Capital, LLC, 100 Crescent Court, Suite 1620, Dallas, Texas 75201
(2)	Consists of (i) 17,223 ADSs held directly, (ii) 4,196 ADSs issuable upon the exercise of options which may be exercised within 60 days of March 23, 2026, (iii) 31,746 ADSs issuable upon the exercise of December 2024 Warrants acquired in the December 2024 Offering which may be exercised within 60 days of March 23, 2026
(3)	Consists of (i) 17,219 ADSs held directly, (ii) 4,196 ADSs issuable upon the exercise of options which may be exercised within 60 days of March 23, 2026, and (iii) 31,746 ADSs issuable upon the exercise of December 2024 Warrants acquired in the December 2024 Offering which may be exercised within 60 days of March 23, 2026.
(4)	Represents 408 ADSs issuable the upon exercise of options which may be exercised within 60 days of March 23, 2026.

(5)	Consists of (i) 2,866 ADSs held directly, (ii) 408 ADSs issuable upon the exercise of options which may be exercised within 60 days of March 23, 2026, and (iii) 5,714 ADSs issuable upon the exercise of December 2024 Warrants acquired in the December 2024 Offering which may be exercised within 60 days of March 23, 2026.
(6)	Consists of (i) 15,154 ADSs held directly, (ii) 408 ADSs issuable upon the exercise of options which may be exercised within 60 days of March 23 2026 and (iii) 60,608 ADSs issuable upon the exercise of October 2025 Ordinary Warrants acquired in the October 2025 Private Placement which may be exercised within 60 days of March 23, 2026.
(7)	Represents 408 ADSs issuable upon the exercise of options which may be exercised within 60 days of March 23, 2026.
(8)	Represents 408 ADSs issuable upon the exercise of options which may be exercised within 60 days of March 23, 2026.
(9)	Consists of 440 ADSs held directly.
(10)	Consists of (i) 57,218 ADSs held directly, (ii) 10,853 ADSs issuable upon the exercise of options which may be exercised within 60 days of March 23, 2026, (iii) 76,190 ADSs issuable upon the exercise of December 2024 acquired in the December 2024 Offering and (iv) 60,608 ADSs issuable upon the exercise of October 2025 Ordinary Warrants acquired in the October 2025 Private Placement which may be exercised within 60 days of March 23, 2026.

Equity Compensation Plan Table

The following table summarizes our equity compensation plan information as of December 31, 2025.

Number of securities
authorized for
	Number of securities	Weighted-average	future issuance under equity
	to be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected
Plan category	warrants and rights(1)	warrants and rights(2)	in column (a)(1)(3)(4)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	215,957	$42.83	70,384
Equity compensation plans not approved by security holders	─	─	─
Total	215,957	$42.83	70,384
(1)	Represents the number of ADSs issuable upon the exercise of options.
(2)	Represents the exercise price per ADS.
(3)	Represents the number of ADSs authorized for issuance under the 2025 Plan at December 31, 2025.
(4)	The 2025 Plan contains an “evergreen” provision, pursuant to which on January 1st of each year, we automatically increase the maximum number of shares authorized for issuance pursuant to the 2025 Plan by a number of shares equal to the smaller of (a) 15% of the number of shares issued and outstanding of the Company on a fully diluted basis on the last day of the immediately preceding calendar year; and (b) such amount as determined by our Board if so determined.

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

Certain Relationships and Related Transactions

Due to the limited funding of Quoin Inc. prior to the consummation of the Merger, the compensation, including salary, office and car allowances and other benefits, due to Dr. Myers and Ms. Carter under their respective employment agreements, as well as reimbursement of expenses and other amounts paid by Dr. Myers and Ms. Carter to third parties on behalf of Quoin Inc., were not paid by Quoin Inc. to Dr. Myers and Ms. Carter, and were accrued as indebtedness to Dr. Myers and Ms. Carter. Following the closing of the Merger, Quoin Inc. began making payments of $25,000 per month to each of Dr. Myers and Ms. Carter to repay the above-described non-interest-bearing indebtedness. We repaid $300,000 and $300,000 of such indebtedness to Dr. Myers, and $300,000 and $300,000 to Ms. Carter, during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, approximately $1,359,000 and $965,000 of such indebtedness was outstanding to Dr. Myers and Ms. Carter, respectively.

On October 2, 2020, Quoin Inc. issued promissory notes (the “2020 Notes”) to five noteholders, including our directors, Messrs. Langer and Culverwell (collectively, “2020 Noteholders”). The 2020 Notes were mandatorily convertible into 12 ADSs, subject to adjustment and were converted in 2021. The ADSs issued to the 2020 Noteholders did not include accrued interest. Two of the five 2020 Noteholders received their amount due during the year ended December 31, 2022 and the Company’s estimate of the liability to the remaining three 2020 Noteholders (including Messrs. Langer and Culverwell) was estimated to be $1,146,000 as of December 31, 2025 and December 31, 2024.

On December 23, 2024, we completed the December 2024 Offering of our ordinary shares represented by ADSs, Series F Warrants to purchase ordinary shares represented by ADSs, Series G Warrants to purchase ordinary shares represented by ADSs and pre-funded warrants to purchase ordinary shares represented by ADSs. The Company received aggregate gross proceeds from the December 2024 Offering of approximately $6.8 million, before deducting placement agent fees and other offering expenses. Dr. Myers, Ms. Carter, Mr. Dunn and Mr. Culverwell purchased an aggregate of 38,095 ADSs and accompanying Series F Warrants and Series G Warrants to purchase an aggregate of 76,190 ADSs, for a total purchase price of approximately $600,000, at the public offering price and on the same terms as the other purchasers in the December 2024 Offering.

On October 14, 2025, we completed the October 2025 Private Placement of ordinary shares represented by ADSs, 2025 Pre-Funded Warrants, and October 2025 Ordinary Warrants. Dennis Langer, one of our directors, participated in the October 2025 Private Placement, purchasing ordinary shares represented by 15,152 ADSs and accompanying October 2025 Ordinary Warrants for a total purchase price of approximately $128,641, at a combined purchase price of $8.49 per ADS and accompanying October 2025 Ordinary Warrants. In accordance with Nasdaq Rules, Mr. Langer’s purchase price was based upon the consolidated closing bid price from the trading day immediately preceding the date we entered into the 2025 Purchase Agreements, plus $0.50.

Review, Approval and Ratification of Transactions with Related Persons

The general policy of Quoin Pharmaceuticals Ltd. and our audit committee is that all proposed related party transactions are reviewed and approved in advance by the audit committee to the extent required under the Companies Law and Nasdaq and other rules. The audit committee will determine whether such transactions or proposals are fair and reasonable to our company and our shareholders. In general, potential related-party transactions will be identified by our management and discussed with our audit committee at our audit committee’s meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, will be provided to our audit committee with respect to each issue under consideration and decisions will be made by our audit committee with respect to the foregoing related-party transactions after opportunity for discussion and review of materials. When applicable, our audit committee will request further information and, from time to time, will request guidance or confirmation from internal or external counsel or auditors.

Item 14. Principal Accountant Fees and Services

CBIZ CPAs P.C. (“CBIZ CPAs”) and Marcum LLP (“Marcum”), served as the independent registered public accounting firms, for the fiscal years ended December 31, 2025 and 2024, respectively. Effective November 1, 2024, CBIZ CPAs acquired the attest business of Marcum. Marcum continued to serve as the Company’s independent registered public accounting firm through March 18, 2025. On March 18, 2025, Marcum resigned as the Company’s independent registered public accounting firm, and CBIZ CPAs was engaged to serve as the independent registered public accounting firm of the Company for the year ending December 31, 2025.

The following table sets forth the aggregate accounting fees paid by us to CBIZ CPAs for all services for the years ended December 31, 2025 and 2024, as applicable.

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Type of Fees (a) (in thousands)
Audit Fees	$250	$—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$250	$—
(a)	The aggregate fees included in Audit Fees are fees billed for the fiscal years.

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

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report.

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FORM	EXHIBIT NUMBER	FILING DATE	FILED/ FURNISHED HEREWITH
2.1	Agreement and Plan of Merger and Reorganization, dated as of March 24, 2021, by and among Cellect Biotechnology Ltd., CellMSC, Inc. and Quoin Pharmaceuticals, Inc.	6-K	10.1	March 24, 2021
2.1.1	Amendment, dated September 24, 2021, to the Agreement and Plan of Merger and Reorganization, dated as of March 24, 2021, by and among Cellect Biotechnology Ltd., CellMSC, Inc., and Quoin Pharmaceuticals, Inc.	6-K	99.2	September 27, 2021
2.2	Amended and Restated Share Transfer Agreement, dated May 27, 2021 by and between Cellect Biotechnology Ltd. and EnCellX Inc.	F-4	2.2	June 16, 2021
2.2.1	Amendment, dated September 26, 2021, to the Amended and Restated Share Transfer Agreement, dated as of May 27, 2021, by and between EnCellX, Inc. and Cellect Biotechnology Ltd.	6-K	99.3	September 27, 2021
2.3	Securities Purchase Agreement, dated as of March 24, 2021, by and among Cellect Biotechnology Ltd., Quoin Pharmaceuticals, Inc. and the investors named on the Schedule of Buyers attached thereto	6-K	10.4	March 24, 2021
2.3.1	Amendment Agreement, dated as of September 17, 2021, by and among Quoin Pharmaceuticals, Inc., Cellect Biotechnology, Ltd., and Altium Growth Fund, L.P.	6-K	99.1	September 17, 2021
2.3.2	Second Amendment Agreement, dated as of March 13, 2022, by and among Quoin Pharmaceuticals, Inc., Quoin Pharmaceuticals Ltd., and Altium Growth Fund, L.P.	6-K	4.1	March 28, 2022
2.3.3	Waiver Agreement, dated June 6, 2022, by and among Quoin Pharmaceuticals Ltd., Quoin Pharmaceuticals, Inc. and Altium Growth Fund, LP	6-K	10.2	June 6, 2022

2.3.4	Agreement, dated July 14, 2022, by and among Quoin Pharmaceuticals, Inc., Quoin Pharmaceuticals Ltd. and Altium Growth Fund, LP	6-K	10.1	July 15, 2022
2.4	Securities Purchase Agreement, dated as of March 24, 2021, by and among Quoin Pharmaceuticals, Inc. and the investors listed on the Schedule of Buyers attached thereto	6-K	10.6	March 24, 2021
2.5	Letter Agreement, dated September 17, 2021, between Quoin Pharmaceuticals, Inc. and Cellect Biotechnology, Ltd.	6-K	99.2	September 17, 2021
3.1	Amended and Restated Articles of Association of Quoin Pharmaceuticals Ltd., as amended	10-K	3.1	March 13, 2025
3.1.1	Amendments to Amended and Restated Articles of Association of Quoin Pharmaceuticals Ltd., adopted on August 21, 2025	8-K	3.1	August 21, 2025
4.1	Form of Deposit Agreement between Cellect Biotechnology Ltd. (n/k/a Quoin Pharmaceuticals Ltd.), The Bank of New York Mellon as Depositary, and owners and holders from time to time of ADSs issued thereunder	F-1/A	4.1	July 26, 2016
4.1.1	Specimen American Depositary Receipt (included in Exhibit 4.1).
4.2	Form of Warrant to Purchase Ordinary Shares Represented by American Depositary Shares issued in the August 2022 Offering	F-1	4.13	August 3, 2022
4.2.1	Form of Amendment No. 1 to Warrant to Purchase Ordinary Shares Represented by American Depositary Shares, dated as of February 24, 2023	8-K	4.3	February 28, 2023
4.3	Form of Warrant to Purchase Ordinary Shares Represented by American Depositary Shares, issued in the February 2023 Offering	8-K	4.2	February 28, 2023
4.4	Form of Pre-Funded Warrant to Purchase Ordinary Shares Represented by American Depositary Shares issued in the March 2024 Offering	8-K	4.1	March 8, 2024
4.5	Form of Series D Warrant to Purchase Ordinary Shares Represented by American Depositary Shares issued in the March 2024 Offering	8-K	4.2	March 8, 2024
4.6	Form of Series E Warrant to Purchase Ordinary Shares Represented by American Depositary Shares issued in the March 2024 Offering	8-K	4.3	March 8, 2024
4.7	Form of Amendment to Warrants to Purchase Ordinary Shares Represented by American Depositary Shares issued in the March 2024 Offering	8-K	4.4	March 8, 2024
4.8	Form of Pre-Funded Warrant to Purchase Ordinary Shares Represented by American Depositary Shares issued in the December 2024 Offering	8-K	4.1	December 26, 2024

4.9	Form of Series F Warrant to Purchase Ordinary Shares Represented by American Depositary Shares issued in the December 2024 Offering	8-K	4.2	December 26, 2024
4.10	Form of Series G Warrant to Purchase Ordinary Shares Represented by American Depositary Shares issued in the December 2024 Offering	8-K	4.3	December 26, 2024
4.11	Form of Amendment to Warrants to Purchase Ordinary Shares Represented by American Depositary Shares, dated as of December 20, 2024	8-K	4.4	December 26, 2024
4.12	Form of Pre-Funded Warrant to Purchase Ordinary Shares Represented by American Depositary Shares issued in the October 2025 Private Placement	8-K	4.1	October 15, 2025
4.13	Form of Series H Warrant to Purchase Ordinary Shares Represented by American Depositary Shares issued in the October 2025 Private Placement	8-K	4.2	October 15, 2025
4.14	Form of Series I Warrant to Purchase Ordinary Shares Represented by American Depositary Shares issued in the October 2025 Private Placement	8-K	4.3	October 15, 2025
4.15	Form of Series J Warrant to Purchase Ordinary Shares Represented by American Depositary Shares issued in the October 2025 Private Placement	8-K	4.4	October 15, 2025
4.16	Form of Series K Warrant to Purchase Ordinary Shares Represented by American Depositary Shares issued in the October 2025 Private Placement	8-K	4.5	October 15, 2025
4.17	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
10.1†	Amended and Restated Equity Incentive Plan of Quoin Pharmaceuticals Ltd., effective as of April 12, 2022	6-K	Annex C included in Exhibit 99.1	March 8, 2022
10.1.1†	Form of Non-Qualified Stock Option Award Agreement for directors	F-1	10.34	August 3, 2022
10.1.2†	Form of Non-Qualified Stock Option Award Agreement for officers	F-1	10.35	August 3, 2022
10.2†	2025 Equity Incentive Plan of Quoin Pharmaceuticals, Ltd.	S-8	4.4	August 27, 2025
10.2.1†	Form of Incentive Stock Option Grant Notification Letter	8-K	10.1	November 17, 2025
10.2.2†	Form of Non-Qualified Stock Option Grant Notification Letter	8-K	10.2	November 17, 2025
10.3†	Compensation Policy for Executives and Directors of Quoin Pharmaceuticals Ltd, adopted on August 21, 2025				X
10.4†	CEO Compensation Program	10-K	10.45	March 13, 2025
10.5†	COO Compensation Program	10-K	10.46	March 13, 2025
10.6†	Non-Employee Directors’ Compensation Program, as amended	10-K	10.44	March 13, 2025

10.7†	Executive Employment Agreement, dated March 9, 2018, by and between Quoin Pharmaceuticals, Inc. and Dr. Michael Myers	6-K	10.1	October 29, 2021
10.8†	Executive Employment Agreement, dated March 9, 2018, by and between Quoin Pharmaceuticals, Inc. and Denise Carter	6-K	10.2	October 29, 2021
10.9†	Service Agreement, dated November 1, 2021, by and between Quoin Pharmaceuticals, Inc. and Gordon Dunn	6-K	10.1	November 23, 2021
10.9.1†	Settlement Agreement, effective August 15, 2025, by and between Quoin Pharmaceuticals, Inc., and Gordon Dunn	8-K	10.1	August 27, 2025
10.10†	Service Agreement, dated August 18. 2025, by and between Quoin Therapeutics (Ireland) Ltd. and Sally Lawlor	8-K	10.1	August 21, 2025
10.11†	Form of Indemnification and Release Agreement, entered into by and between Quoin Pharmaceuticals Ltd. and each of the officers and directors of Quoin Pharmaceuticals Ltd.	6-K	Annex D included in Exhibit 99.1	March 8, 2022
10.12	Purchase Agreement, dated January 25, 2024, by and between Quoin Pharmaceuticals Ltd. and Alumni Capital LP	8-K	10.1	January 30, 2024
10.13	Form of Placement Agency Agreement by and between Quoin Pharmaceuticals Ltd. and A.G.P/Alliance Global Partners related to the August 2022 Offering	F-1/A	1.1	August 4, 2022
10.14	Form of Securities Purchase Agreement related to the August 2022 Offering	F-1/A	4.11	August 4, 2022
10.15	Form of Placement Agency Agreement by and between Quoin Pharmaceuticals Ltd. and A.G.P/Alliance Global Partners related to the February 2023 Offering	8-K	10.2	February 28, 2023
10.16	Form of Securities Purchase Agreement related to the February 2023 Offering	8-K	10.1	February 28, 2023
10.17	Form of Placement Agency Agreement by and between Quoin Pharmaceuticals Ltd. and A.G.P/Alliance Global Partners related to the March 2024 Offering	8-K	1.1	March 8, 2024
10.18	Form of Securities Purchase Agreement related to the March 2024 Offering	8-K	10.1	March 8, 2024
10.19	Placement Agency Agreement dated December 20, 2024, by and between Quoin Pharmaceuticals Ltd. and Maxim Group LLC related to the December 2024 Offering	8-K	1.1	December 26, 2024
10.20	Form of Securities Purchase Agreement, dated December 20, 2024 related to the December 2024 Offering	8-K	10.1	December 26, 2024

10.21	Form of Securities Purchase Agreement, dated October 10, 2025 related to the October 2025 Private Placement	8-K	10.1	October 15, 2025
10.22	Form of Registration Rights Agreement, dated October 10, 2025 related to the October 2025 Private Placement	8-K	10.2	October 15, 2025
10.23	License and Distribution Agreement, dated November 5, 2021, by and between Quoin Pharmaceuticals, Inc. and AFT Pharmaceuticals Ltd.	6-K	10.3	November 23, 2021
10.24	Supply Agreement, dated September 15, 2021, by and between Quoin Pharmaceuticals, Inc. and AFT Pharmaceuticals Ltd.	6-K	10.4	November 23, 2021
10.25	License and Distribution Agreement, dated November 7, 2021, by and between Quoin Pharmaceuticals, Inc. and GenPharm Services FZ LLC	6-K	10.5	November 23, 2021
10.26	Supply Agreement, dated November 7, 2021, by and between Quoin Pharmaceuticals, Inc. and GenPharm Services FZ LLC	6-K	10.6	November 23, 2021
10.27*	Distribution Agreement, dated December 15, 2021, by and between Quoin Pharmaceuticals, Inc. and Orpharm LLC	6-K	10.1	December 20, 2021
10.28*	License and Distribution Agreement, dated as of January 24, 2022, between the Company and E-Log Logistica LTDA	6-K	10.1	January 31, 2022
10.29*	License and Distribution Agreement, dated as of February 1, 2022, by and between Quoin Pharmaceuticals Ltd. and Er-Kim İlaç Sanayi ve Ticaret A.Ş, and the First Amendment to the License and Distribution Agreement, dated as of February 17, 2022, by and between Quoin Pharmaceuticals, Inc. and Er-Kim İlaç Sanayi ve Ticaret A.Ş	6-K	10.4	March 8, 2022
10.30*	License and Distribution Agreement, dated as of February 11, 2022, by and between Quoin Pharmaceuticals Ltd. and Neopharm (Israel) 1996 Ltd.	6-K	10.5	March 8, 2022
10.31	Supply Agreement, dated as of February 11, 2022, by and between Quoin Pharmaceuticals Ltd. and Neopharm (Israel) 1996 Ltd.	6-K	10.6	March 8, 2022
10.32	Master Services Agreement, dated November 2, 2020, by and between Therapeutics, Inc. and Quoin Pharmaceuticals, Inc.	20-F	4.39	April 13, 2022
10.33	Development and Supply Agreement, dated January 13, 2021, by and between TopChem Pharmaceuticals Limited and Quoin Pharmaceuticals Limited	20-F	4.38	April 13, 2022
10.34	Quotation – Tech Transfer and Clinical Manufacture for QRX003 Topical Lotion, dated April 8, 2021, by Ferndale Contract Manufacturing to Quoin Pharmaceuticals, Inc.	20-F	4.37	April 13, 2022

10.35	Exclusive License Agreement, dated October 17, 2019, by and between Quoin Pharmaceuticals, Inc. and Skinvisible Inc.	20-F	4.30	April 13, 2022
10.36	Exclusive License Agreement Renewal, dated May 8, 2020, by and between Quoin Pharmaceuticals, Inc. and Skinvisible Inc.	20-F	4.31	April 13, 2022
10.37.1	First Amendment to the Exclusive License Agreement, dated July 31, 2020, by and between Quoin Pharmaceuticals, Inc. and Skinvisible Inc.	20-F	4.32	April 13, 2022
10.37.2	Second Amendment to the Exclusive License Agreement, dated September 30, 2020, by and between Quoin Pharmaceuticals, Inc. and Skinvisible Inc.	20-F	4.33	April 13, 2022
10.37.3	Third Amendment to the Exclusive License Agreement, dated January 27, 2021, by and between Quoin Pharmaceuticals, Inc. and Skinvisible Inc.	20-F	4.34	April 13, 2022
10.37.4	Fourth Amendment to the Exclusive License Agreement, dated April 19, 2021, by and between Quoin Pharmaceuticals, Inc. and Skinvisible Inc.	20-F	4.35	April 13, 2022
10.37.5	Fifth Amendment to the Exclusive License Agreement, dated June 14, 2021, by and between Quoin Pharmaceuticals, Inc. and Skinvisible Inc.	20-F	4.36	April 13, 2022
10.38*	License and Distribution Agreement, dated June 14, 2022, by and between Quoin Pharmaceuticals, Inc. and WinHealth Investment (HK) Limited	6-K	10.1	June 17, 2022
10.39*	License and Distribution Agreement, dated July 14, 2022, by and between Quoin Pharmaceuticals, Inc. and Endo Ventures Limited	6-K	10.2	July 15, 2022
10.40*	Supply Agreement, dated July 14, 2022, by and between Quoin Pharmaceuticals, Inc. and Endo Ventures Limited	6-K	10.3	July 15, 2022
10.41	License and Distribution Agreement, dated September 1, 2023, by and between Quoin Pharmaceuticals Inc. and Farma Mondo	8-K	10.1	September 13, 2023
10.42	Research Agreement, dated November 1, 2021, by and between Quoin Pharmaceuticals, Inc. and Queensland University of Technology	6-K	10.2	November 23, 2021
10.43*	Research Agreement, dated May 20, 2022, by and between Quoin Pharmaceuticals, Inc. and Queensland University of Technology, Australia	6-K	10.1	June 6, 2022
14.1	Code of Ethics	10-K	14.1	March 15, 2023
19.1	Quoin Pharmaceuticals Ltd. Insider Trading Policy	10-K	19.1	March 13, 2025
21.1	Subsidiaries of Registrant				X
23.1	Consent of CBIZ CPAs P.C., Certified Public Accountants				X
23.2	Consent of Marcum LLP				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.				X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.				X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.				X
97.1	Clawback Policy	10-K	97.1	March 14, 2024
101

Information formatted Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Loss, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)				X

#  Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2026	QUOIN PHARMACEUTICALS LTD.

	By:	/s/ Dr. Michael Myers
	Name:	Dr. Michael Myers
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Michael Myers	Chairman and Chief Executive Officer
Dr. Michael Myers	(Principal Executive Officer)	March 26, 2026

/s/ Sally Lawlor	Chief Financial Officer
Sally Lawlor	(Principal Financial Officer and Principal Accounting Officer)	March 26, 2026

/s/ Denise Carter
Denise Carter	Director and Chief Operating Officer	March 26, 2026

/s/ Joseph Cooper
Joseph Cooper	Director	March 26, 2026

/s/ James Culverwell
James Culverwell	Director	March 26, 2026

/s/ Dennis Langer
Dennis Langer	Director	March 26, 2026

/s/ Natalie Leong
Natalie Leong	Director	March 26, 2026

/s/ Michael Sember
Michael Sember	Director	March 26, 2026

QUOIN PHARMACEUTICALS LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Quoin Pharmaceuticals Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Quoin Pharmaceuticals Ltd. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and other comprehensive loss, shareholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ CBIZ CPAS P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2020 (such date takes into account the acquisition of certain assets of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Morristown, New Jersey

March 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Quoin Pharmaceuticals Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Quoin Pharmaceuticals Ltd. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our provides a reasonable basis for our opinion.

/s/ MARCUM LLP

Marcum LLP

We have served as the Company’s auditor from 2020 to 2025.

Morristown, New Jersey

March 13, 2025

QUOIN PHARMACEUTICALS LTD.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$3,818,096	$3,623,343
Investments	14,927,165	10,433,535
Prepaid expenses and other current assets	1,261,974	869,126
Total current assets	20,007,235	14,926,004

Prepaid expenses - long term	—	300,000
Intangible assets, net	383,334	483,334
Total assets	$20,390,569	$15,709,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,262,222	$905,704
Accrued expenses	2,538,457	1,528,977
Accrued interest and financing expense	1,146,251	1,146,251
Due to officers - short term	600,000	600,000
Total current liabilities	5,546,930	4,180,932

Due to officers - long term	1,723,733	2,323,733
Total liabilities	$7,270,663	$6,504,665

Commitments and contingencies

Shareholders’ equity:
Ordinary shares, no par value per share, 5,000,000,000 and 100,000,000 ordinary shares authorized at December 31, 2025 and December 31, 2024, respectively - 52,441,360 (1,498,325 ADS’s) ordinary shares issued and outstanding at December 31, 2025 and 8,948,164 (255,661 ADS’s) ordinary shares issued and outstanding at December 31, 2024	$—	$—
Accumulated other comprehensive loss	(613)	—
Additional paid in capital	84,090,966	64,370,465
Accumulated deficit	(70,970,447)	(55,165,792)
Total shareholders’ equity	13,119,906	9,204,673

Total liabilities and shareholders’ equity	$20,390,569	$15,709,338

The accompanying footnotes are an integral part of these consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Consolidated Statements of Operations and Other Comprehensive Loss

	Years Ended December 31,
	2025	2024

Operating expenses
General and administrative	$6,487,909	$5,925,833
Research and development	9,802,807	3,602,632
Total operating expenses	16,290,716	9,528,465

Other (income) and expenses
Unrealized gain	(3,980)	(7,502)
Realized and accrued interest income	(482,081)	(558,491)
Total other income	(486,061)	(565,993)
Net loss	$(15,804,655)	$(8,962,472)

Other comprehensive loss
Foreign currency translation	(613)	—
Total other comprehensive loss	(613)	—

Comprehensive loss	$(15,805,268)	$(8,962,472)

Loss per ADS
Loss per ADS
Basic	$(14.80)	$(68.02)
Fully-diluted	$(14.80)	$(68.02)

Weighted average number of ADS’s outstanding
Basic	1,068,152	131,759
Fully-diluted	1,068,152	131,759

The accompanying footnotes are an integral part of these consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2025 and 2024

					Accumulated
			Additional		other
	Ordinary		Paid in	Accumulated	comprehensive
	Shares	ADS’s	Capital	Deficit	loss	Total
Balance at December 31, 2023	987,220	28,206	$51,867,336	$(46,203,320)	$—	$5,664,016
Net loss	—	—	—	(8,962,472)	—	(8,962,472)
Stock based compensation	—	—	1,258,890	—	—	1,258,890
Issuance of ADS and Pre-Funded Warrants	7,960,944	227,455	11,244,239	—	—	11,244,239
Balance at December 31, 2024	8,948,164	255,661	$64,370,465	$(55,165,792)	$—	$9,204,673
Net loss	—	—	—	(15,804,655)		(15,804,655)
Stock based compensation	—	—	1,147,236			1,147,236
Issuance of ADS and Pre-Funded Warrants, net	530,320	15,152	15,082,443			15,082,443
Exercise of Warrants, net	7,798,024	222,801	3,490,822			3,490,822
Exercise of Pre-Funded Warrants	35,164,852	1,004,711				—
Foreign currency adjustment					(613)	(613)
Balance at December 31, 2025	52,441,360	1,498,325	$84,090,966	$(70,970,447)	$(613)	$13,119,906

The accompanying footnotes are an integral part of these consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024
Cash flows used in operating activities:
Net loss	$(15,804,655)	$(8,962,472)
Stock based compensation	1,147,236	1,258,890
Amortization of intangibles	100,000	100,000
Realized and unrealized gain and accrued interest on investments	(215,855)	(251,590)
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	1,325,128	275,955
Decrease in prepaid expenses and other assets	(92,848)	(278,092)
Net cash used in operating activities	$(13,540,994)	$(7,857,309)

Cash flows provided by investing activities:
Purchase of investments	$(12,264,069)	$(17,254,282)
Proceeds from redemption of investments	7,986,294	15,366,000
Net cash used by investing activities	$(4,277,775)	$(1,888,282)

Cash flows (used in) provided by financing activities:
Payment of amounts due to officers	$(600,000)	$(600,000)
Proceeds from sale of equity securities, net	18,614,135	11,567,736
Net cash provided by financing activities	$18,014,135	$10,967,736
Effect of foreign exchange rate on changes on cash	(613)	—
Net change in cash and cash equivalents:	194,753	1,222,145
Cash and cash equivalents - beginning of year	3,623,343	2,401,198
Cash and cash equivalents - end of year	$3,818,096	$3,623,343

Supplemental information - Non cash items:
Offering expenses associated with warrant modification	$—	$1,725,148
Accrued offering expenses included in additional paid in capital	$40,870	$323,497

The accompanying footnotes are an integral part of these consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

Effective April 9, 2025, the ratio of American Depositary Shares (“ADSs”) evidencing ordinary shares changed from 1 ADS representing one (1) ordinary share to 1 ADS representing thirty-five (35) ordinary shares (the “Ratio Change”), which resulted in a 1 for 35 reverse split of the issued and outstanding ADSs (the “Reverse Split”). Our Ordinary Shares were not affected by this adjustment. Except as specifically provided, ADSs and related option, warrant, purchase price and exercise price information presented in these consolidated financial statements and accompanying footnotes has been retroactively adjusted to reflect the Ratio Change and the Reverse Split.

The Company is a late-stage clinical specialty pharmaceutical company focused on the development and commercialization of therapeutic products that treat rare and orphan diseases for which there are currently either no approved or very limited treatments or cures. The Company’s lead product, QRX003, is under clinical development as a potential treatment for Netherton Syndrome (“NS”), a rare hereditary genetic disease. QRX003 is entering pivotal registrational clinical testing under an open Investigational New Drug (“IND”) application with the Food and Drug Administration (“FDA”). The Company has opened six clinical sites in the United States (“US”) along with international sites that are being opened in the UK, Spain, France and the Netherlands. QRX003 is currently being tested in seven pediatric NS patients in investigator-initiated studies in Ireland, Austria, the Netherlands and New Zealand. QRX003 is also being developed as a potential treatment for Peeling Skin Syndrome with the first subject being treated in New Zealand. The company is in the process of expanding this study to include up to an additional five pediatric subjects. The Company has entered into a Research Agreement with the Queensland University of Technology (“QUT”) in Australia, under which the Company has obtained an option for a global license to QRX008 for the potential treatment of scleroderma, as well as a Research Agreement with The School of Pharmacy at University College Cork (“UCC”) for the development of novel topical formulations of rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are either limited or no approved therapies or cures, including microcystic lymphatic malformations, venous malformations and angiofibromas among others. Quoin has also entered into 9 commercial partnerships for QRX003 spanning 61 countries outside of its core commercial territories of the US, Western Europe and Japan. These partnership countries include Canada, Australia/New Zealand, the Middle East, China, Taiwan, Hong Kong, Singapore, Israel, Central and Eastern Europe, Turkey as well as several countries in Latin America. To date, no products have been commercialized and no revenue has been generated by the Company.

NOTE 2 - LIQUIDITY RISKS AND OTHER UNCERTAINTIES

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. The Company has incurred net losses every year since inception and has an accumulated deficit of approximately $71.0 million at December 31, 2025. The Company has a limited operating history and has historically funded its operations through its founders’ funding expenditures and debt and equity financings. At December 31, 2025, the Company had cash balances totaling $3.8 million and investments of $14.9 million.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to obtain additional funding. There can be no assurance that such funding will be available in sufficient amounts or on terms acceptable to the Company. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Based upon the Company’s current business plans and cash, cash equivalents and investments on hand, management has concluded that there is substantial doubt about our ability to continue as a going concern for a period of at least one year from the issuance of the audited consolidated financial statements. In order to address the Company’s capital needs, the Company intends to consider multiple alternatives, including, but not limited to, the sale of additional equity or debt securities or other debt instruments, collaborative, strategic,

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

and/or licensing transactions or grants to support our future operations. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty The Company will need to obtain further funding through public or private offerings of its capital stock, debt financing, pursuant to the exercise of warrants issued to investors in the Company’s prior public and private offerings, collaboration, strategic and/or licensing arrangements or other sources in order to complete the research and development of the Company’s product candidates and to fund the Company’s other operating requirements until it achieves commercial profitability, if ever. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. In addition, any exercise of the Company’s outstanding warrants is at the discretion of the warrant holders and is dependent, in part, upon the market price of the Company’s ADSs. There can be no assurance that any of the Company’s outstanding warrants will ever be in-the-money prior to their expiration and, as such, the Company’s outstanding warrants may expire without being exercised. If the Company is unable to obtain additional funding when it becomes necessary, the development of its product candidates will be impacted and the Company would likely be forced to delay, reduce, or terminate some or all of its development programs.

Other risks and uncertainties:

The Company is subject to risks common to late-stage clinical specialty pharmaceutical companies including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, product liability, pre-clinical and clinical trial outcome risks, regulatory approval risks, uncertainty of market acceptance and additional financing requirements.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP, which have been consistently applied. All intercompany accounts and transactions have been eliminated in consolidation.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Quoin Pharmaceuticals Ltd. and its wholly owned subsidiary. All intercompany transactions and balances are eliminated in consolidation. The functional currency of Quoin Ireland, a wholly-owned subsidiary of the Company, is remeasured into U.S. dollars using the exchange rate in effect at the consolidated balance sheet date. The Company translates the assets and liabilities of its Ireland subsidiary into the United States dollar at the exchange rate in effect on the balance sheet date and those unrealized gains and losses are reported in other comprehensive income. Expenses are remeasured using the average exchange rate in effect during the period. Gains and losses arising from remeasurement of the wholly owned subsidiary’s financial statements are included in the determination of net loss.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

The Company assesses classification of its warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required. The Company evaluated the warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that such warrants meet the criteria for equity classification in the accompanying consolidated balance sheets as of December 31, 2025 and December 31, 2024, respectively.

Investments:

Investments as of December 31, 2025 and 2024 consist primarily of U.S. Treasury Bills and Notes, which are classified as trading securities, totaling $14.9 million and $10.4 million, respectively. The amount as of December 31, 2025 also includes $0.2 million held as cash equivalents. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills and Notes held on December 31, 2025 have maturities within twelve months from the balance sheet date. As of December 31, 2025, the carrying value of the Company’s U.S. Treasury Bills and Notes approximates their fair value due to their short-term maturities.

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

December 31, 2025 and 2024

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

The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the years ended December 31, 2025 and 2024, there were no impairment indicators which required an impairment loss measurement.

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

In addition to the significant expense categories included within consolidated net loss presented on the Company’s Consolidated Statements of Operations, see below for disaggregated amounts that comprise research and development expenses:

	Year ended December 31,
	2025	2024
External clinical development expenses	$7,396,788	$2,083,119
Personnel related and stock-based compensation	1,532,280	1,073,564
Other research and development expenses	873,739	445,949
Total research and development expenses	$9,802,807	$3,602,632

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

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company maintains a full valuation allowance on its existing deferred tax assets.

The Company also accounts for uncertain tax positions using the more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the Company’s income tax returns. As of December 31, 2025 and 2024, the Company had no uncertain tax positions which affected its financial position and its results of operations or its cash flows and will continue to evaluate for uncertain tax positions in the future. If at any time the Company should record interest and penalties in connection with income taxes, the interest and the penalties will be expensed within the interest and general and administrative expenses, respectively.

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

Earnings (loss) per share:

The Company reports loss per share in accordance with ASC 260-10, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to shareholders by the weighted average shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net earnings (loss) per share gives effect to ordinary shares equivalents; however, other than unexercised prefunded warrants as described below, potential shares are excluded if their effect is anti-dilutive.

For the year ended December 31, 2025, the number of shares excluded from the diluted net earnings (loss) per share included outstanding warrants to purchase 8,931,650 ADS and outstanding stock options to purchase 215,957 ADS. For the year ended December 31, 2024, the number of shares excluded from the diluted net earnings (loss) per share included outstanding warrants to purchase 1,120,301 ADS and outstanding stock options to purchase 55,541 ADS. The inclusion of these warrants and stock options for both 2025 and 2024 in the denominator would be anti-dilutive. For the years ended December 31, 2025 and December 31, 2024 basic and diluted net earnings (loss) per share included 1,309,591 ADS and 320,362 ADS respectively issuable with respect to unexercised prefunded warrants (See Note 13).

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Recent Accounting Pronouncements:

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard is intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. The Company adopted ASU No. 2023-09 prospectively effective January 1, 2025 (See Note14).

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update provide clarifications intended to improve the consistency and usability of interim disclosure requirements and the applicability to Topic 270. The amendments also provide additional guidance for reporting material events occurring after the most recent annual period. The new guidance will be applied prospectively and is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with the option to apply retrospectively. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 4 – ACCRUED INTEREST AND FINANCING EXPENSE

On October 2, 2020, Quoin Inc. issued promissory notes (the “2020 Notes”) to certain investors (“2020 Noteholders”). The 2020 Notes were mandatorily convertible into 12 ADSs, subject to adjustment and were converted in 2021. The ADSs issued to the 2020 Noteholders did not include accrued interest. Two of the five 2020 Noteholders received their amount due during the year ended December 31, 2022 and the Company’s estimate of the liability to the remaining three 2020 Noteholders was estimated to be $1,146,000 as of December 31, 2025 and December 31, 2024.

There was no interest expense recognized in both the years ended December 31, 2025 and 2024.

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

December 31, 2025 and 2024

In determining the appropriate hierarchy levels, the Company analyzes the assets and liabilities that are subject to fair value disclosure. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy at December 31, 2025 and 2024:

December 31, 2025	Level 1	Level 2	Level 3	Total
US Treasury Bills and Notes	$14,927,165	$—	$—	$14,927,165
Mutual Funds	224,093			224,093
Total Assets	$15,151,258	$—	$—	$15,151,258

December 31, 2024	Level 1	Level 2	Level 3	Total
US Treasury Bills and Notes	$10,433,535	$—	$—	$10,433,535
Total US Treasury Bills and Notes Asset	$10,433,535	$—	$—	$10,433,535

NOTE 6 – STOCK BASED COMPENSATION

In March 2022, the Board of Directors of the Company approved the Amended and Restated Equity Incentive Plan which was approved by the shareholders at the Company’s Annual General Meeting of Shareholders held on April 12, 2022 (the “Amended Plan”). The Amended Plan increased the number of ordinary shares reserved for issuance under such equity incentive plan to 15% of the Company’s outstanding ordinary shares on a fully-diluted basis, or 9,197,277 ordinary shares represented by 262,779 ADSs as of December 31, 2024. Under the Amended Plan, the Company could grant options to its directors, officers, employees, consultants, advisers and service providers. As of the year ended December 31, 2025 200,627 options are outstanding under the Amended Plan and following approval of the 2025 Equity Incentive Plan, no shares are available for issuance under the Amended Plan.

On August 21, 2025, at our 2025 Annual General Meeting of Shareholders, our shareholders approved the Quoin Pharmaceuticals Ltd. 2025 Equity Incentive Plan (the “2025 Plan”) and authorized the issuance pursuant to the 2025 Plan of up to 3,000,000 Ordinary Shares represented by 85,714 ADSs, subject to an automatic annual increase equal to the smaller of (a) fifteen percent (15%) of the number of Ordinary Shares issued and outstanding on a fully diluted basis on the immediately preceding December 31, or (b) an amount determined by our Board of Directors. The 2025 Plan supersedes the Amended Plan. As of the year ended December 31, 2025, 2,463,450 shares represented by 70,384 ADSs are available for issuance under the 2025 Plan.

The following table summarizes stock-based activities under the Amended & 2025 Plans:

		Weighted	Weighted
		Average	Average
	ADS Underlying	Exercise	Contractual
	Options	Price	Terms
Outstanding at December 31, 2023	7,946	$886.90	9.68
Granted	47,595	27.30
Outstanding at December 31, 2024	55,541	$150.27	9.76
Granted	171,313	9.99
Canceled	(10,897)	74.19
Outstanding at December 31, 2025	215,957	$42.83	9.30

Exercisable options at December 31, 2025	10,774	$485.14	8.29

The intrinsic value of outstanding options at December 31, 2025 was $0.8 million.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Stock options granted during the years ended December 31, 2025 and 2024 were valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31,	December 31,
	2025	2024
Expected volatility	108.8%	106.6%
Risk-free interest rate	4.4%	3.9%
Expected dividend yield	0.0%	0.0%
Expected life of options in years	6.4	6.4
Exercise Price	$9.99	$27.30
Fair value of stock	$9.66	$27.30
Estimate fair value of option	$8.22	$23.10

Stock based compensation expense was approximately $1.15 million ($400,000 included in research and development expense and $750,000 included in general and administrative expenses) in the year ended December 31, 2025. Stock based compensation expense was approximately $1.26 million ($293,000 included in research and development expense and $967,000 included in general and administrative expenses) in the year ended December 31, 2024. At December 31, 2025, the total unrecognized compensation expense related to non-vested options was approximately $2.5 million and is expected to be recognized over the remaining weighted average service period of approximately 3.35 years.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are as follows:

	December 31,	December 31,
	2025	2024
Prepaid R&D costs	$920,947	$772,083
Prepaid insurance	277,808	309,889
Prepaid expense	63,219	87,154
Total	$1,261,974	$1,169,126
Less: Short-term portion	(1,261,974)	(869,126)
Long-term portion	$—	$300,000

NOTE 8 – ACCRUED EXPENSES

Accrued expenses are as follows:

	December 31,	December 31,
	2025	2024
Research contract expenses (note 12)	$934,524	$183,094
Payroll (note 11)	1,023,295	940,539
Payroll taxes (note 11)	54,936	77,726
Accrued severance	391,926	—
Professional fees	96,848	323,497
Other expenses	36,928	4,121
Total	$2,538,457	$1,528,977

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

NOTE 9 –IN-LICENSED TECHNOLOGY

Skinvisible:

In October 2019, Quoin Inc. entered into the Exclusive Licensing Agreement (as amended from time to time, the “License Agreement”) with Skinvisible Pharmaceuticals, Inc. (“Skinvisible”), under which Skinvisible granted the Company an exclusive royalty-bearing license relating to the production and manufacture of prescription drug products related to certain patents held by Skinvisible, including those related to QRX003 and QRX004. The Company made Skinvisible a one-time non-refundable, non-creditable license fee of $1 million (the “License Fee”). In addition, the Company agreed to pay Skinvisible a single digit royalty percentage of the Company’s net sales revenues for any licensed product covered by the patent rights licensed under the License Agreement. The Company also agreed to pay Skinvisible 25% of any revenues the Company receives as royalties in the event that the Company sublicense any licensed products to a third party. The License Agreement also requires that the Company make a $5 million payment to Skinvisible upon receiving approval in the U.S. or European Union, whichever occurs first, for the first drug product developed using intellectual property licensed thereunder. There were no milestone or royalty obligations due at December 31, 2025 and December 31, 2024.

NOTE 10 - INTANGIBLE ASSETS

Intangible assets are as follows:

	December 31,	December 31,
	2025	2024
Technology license – Skinvisible	$1,000,000	$1,000,000
Accumulated amortization	(616,666)	(516,666)
Net book value	$383,334	$483,334

The Company recorded amortization expense of approximately $100,000 and $100,000 in the years ended December 31, 2025 and 2024, respectively. The annual amortization expense expected to be recorded for existing intangible assets for the years 2026 through 2029, is approximately $100,000, $100,000, $100,000 and $83,000, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

Due to Officers/Founders:

Due to the limited funding of Quoin Inc. prior to the consummation of the Merger, the compensation, including salary, office and car allowances and other benefits, due to Dr. Myers and Ms. Carter under their respective employment agreements, as well as reimbursement of expenses and other amounts paid by Dr. Myers and Ms. Carter to third parties on behalf of Quoin Inc., were not paid by Quoin Inc. to Dr. Myers and Ms. Carter, and were accrued as indebtedness to Dr. Myers and Ms. Carter. Following the closing of the Merger, Quoin Inc. began making payments of $25,000 per month to each of Dr. Myers and Ms. Carter to repay the above-described non-interest-bearing indebtedness. The Company repaid $300,000 and $300,000 of such indebtedness to Dr. Myers and $300,000 and $300,000 to Ms. Carter in the year ending December 31, 2025 and 2024, respectively. As of December 31, 2025, approximately $1,359,000 and $965,000 of such indebtedness was outstanding to Dr. Myers and Ms. Carter, respectively.

Amounts due to officers at December 31, 2025 and 2024 consisted of the following:

	December 31,	December 31,
	2025	2024
Salaries and other compensation	$2,323,733	$2,923,733
Less: Short-term portion	(600,000)	(600,000)
Long-term portion	$1,723,733	$2,323,733

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Insider Participation in October 2025 and December 2024 Offering:

See Note 13.

Interest Payable:

See Note 4 for interest payable on the 2020 Notes.

NOTE 12 – RESEARCH, CONSULTING AGREEMENTS AND COMMITMENTS

Research and consulting agreement

In November 2020, Quoin Inc. entered into a Master Service Agreement with Therapeutics Inc. for the management of the pre - clinical and clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement was three years with automatic one year extensions, and the agreement required the execution of individual work orders. Quoin Inc. may terminate any work order for any reason with 90 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Therapeutics Inc. A work order was entered into in June 2022 for the first QRX003 clinical study at an expected estimated cost of approximately $4.4 million. An additional change order was entered into in December 2022 for a second QRX003 clinical study at an expected estimated cost of approximately $830,000. An amended and restated change order for the two studies was entered into in December 2024 at an estimated total remaining cost from August 2024 of approximately $3.6 million for the two studies combined. In the years ended December 31, 2025 and 2024, the Company incurred a research and development expense under these agreements of approximately $2.1 million and $1.1 million respectively. During the year ended December 31, 2024, the Company received a credit of approximately $83,000 applied to prior expenses incurred during the period of January 2024 to March 2024.

In November 2021, the Company entered into a research agreement with Queensland University of Technology (“QUT”) for a pre-clinical research program for the development of a product to treat Netherton Syndrome of approximately $250,000. In May 2022, the Company entered into a second research agreement with QUT for the development of a product to treat Scleroderma of approximately $610,000. Each agreement remains in place until the completion of the research program, which in each case was initially anticipated to be 18 months from execution. For the years December 31, 2025 and 2024, the Company incurred de-minimis research and development costs related to these agreements. In July 2025 the Company announced that, in light of the expected near-term completion of the QRX003 clinical program for Netherton Syndrome, the Company has discontinued Netherton Syndrome research program with QUT. The Company is planning to schedule a meeting with QUT to discuss the future direction of the Scleroderma research program.

On June 10, 2024, the Company signed a research agreement with The School of Pharmacy at University College Cork, Ireland (“UCC”). The scope of the agreement encompasses the development of novel topical formulations of rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are currently no approved therapies or cures. Under the terms of the agreement, based on the achievement of certain milestones, the Company will fund up to approximately €567,000 ($664,000) plus VAT over an anticipated 2-1/2 year period to support the UCC research program to investigate the development of a number of topical rapamycin formulations for future development as potential treatments for several rare and orphan diseases. Following completion of the research program, the Company will have the option to advance the clinical development of rapamycin formulations developed by UCC. Work on this research project commenced in December 2024. For the year ended December 31, 2025 and December 31, 2024, the Company incurred a research and development expense under these agreements of approximately $0.3 million and de-minimis, respectively.

Performance milestones and Royalties

See Note 9 for asset and in-licensed technology commitments.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

NOTE 13 – SHAREHOLDERS’ EQUITY

As of December 31, 2025, the authorized share capital of the Company was 5,000,000,000 ordinary shares, no par value, with each ADS representing thirty-five ordinary shares.

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

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Alumni Purchase Agreement. The Company is restricted from selling ADSs under the Alumni Purchase Agreement for 180 days from the closing of the December 2024 Offering (see below).

The Company expensed approximately $112,000 in deferred offering costs incurred during the year ended December 31, 2024 of which approximately $34,000 was recorded in year ended December 31, 2023.

2024 Public Offerings

On March 7, 2024, (the “March 2024 Closing Date”) the Company completed an offering (the “March 2024 Offering”) of the following securities (i) 811,250 ordinary shares represented by 23,178 ADSs, (ii) Series D warrants (the “Series D Warrants”) to purchase 4,062,500 ordinary shares represented by 116,071 ADSs, (iii) Series E warrants (the “Series E Warrants”) to purchase 4,062,500 ordinary shares represented by 116,071 ADSs, and (iv) Pre-funded warrants (the “March 2024 Pre-Funded Warrants”) to purchase 3,251,250 ordinary shares represented by 92,893 ADSs for aggregate gross proceeds of approximately $6.5 million, resulting in net proceeds of approximately $5.5 million, after deducting the placement agent’s fees and offering expenses paid by us. Each ADS (or March 2024 Pre-Funded Warrant to purchase one ADS in lieu thereof) was sold together with a Series D Warrant to purchase one ADS and a Series E Warrant to purchase one ADS. The ADSs and accompanying Series D Warrants and Series E Warrants were sold at a combined public offering price of $56 and the March 2024 Pre-Funded Warrants and accompanying Series D Warrants and Series E Warrants were sold at a combined public offering price of $55.9965, which is equal to the combined purchase price per ADS and accompanying Series D Warrants and Series E Warrants, minus the exercise price of each March 2024 Pre-Funded Warrant of $0.0035. The Series D Warrants and Series E Warrants have an exercise price of $56 per share, were exercisable immediately following the closing of the March 2024 Offering and expire in two years and five years, respectively, from the closing of the March 2024 Offering.

On March 7, 2024, the Company also entered into privately negotiated agreements with the holders of certain existing outstanding warrants to purchase up to 18,252 ADSs to, among other things, reduce the exercise price of such warrants to $56 and to extend the expiration date of such warrants until March 7, 2029. The incremental fair value of the modified warrants was approximately $209,000, which was accounted for as an offering expense in connection with the March 2024 Offering.

On December 23, 2024, the Company completed an offering (the “December 2024 Offering” and, together with the March 2024 Offering, the “2024 Offerings”) of the following securities (i) 3,137,778 ordinary shares represented by 89,651 ADSs, (ii) Series F warrants (the “Series F Warrants”) to purchase 15,111,110 ordinary shares represented by 431,746 ADSs, (iii) Series G warrants (the “Series G Warrants” and together with the Series F Warrants, the “December 2024 Warrants”) to purchase 15,111,110 ordinary shares represented by 431,746 ADSs, and (iv) Pre-funded warrants (the “December 2024 Pre-Funded Warrants”) to purchase 11,973,332 ordinary shares represented by 342,095 ADSs for aggregate gross proceeds of approximately $6.8 million, resulting in net proceeds of approximately $5.8 million, after deducting the placement agent’s fees and offering expenses paid by the Company. Each ADS (or December 2024 Pre-Funded Warrant to purchase one ADS in lieu thereof) was sold together with a Series F Warrant to purchase one ADS and a Series G Warrant to purchase one ADS. The ADSs and accompanying December 2024 Warrants were sold at a combined public offering price of $15.75 and the December 2024 Pre-Funded Warrants and accompanying December 2024 Warrants were sold at a combined public offering price of $15.7465, which is equal to the combined purchase price per ADS and accompanying December 2024 Warrants, minus the exercise price of each December 2024 Pre-Funded Warrant of $0.0035. As of December 31, 2025, 342,095 December 2024 Pre-Funded Warrants, have been exercised and are included in issued and outstanding ADSs. The December 2024 Pre-Funded Warrants were immediately exercisable upon issuance and may be exercised at any time until exercised in full. The Series F Warrants and the Series G Warrants have an exercise price of $15.75 per share, were exercisable immediately upon issuance and expire in two years and five years, respectively, from the closing of the December 2024 Offering.

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

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Certain of the Company’s officers and directors purchased an aggregate of 38,095 ADSs and accompanying December 2024 Warrants to purchase 76,190 ADSs, for a total purchase price of approximately $600,000, at the public offering price and on the same terms as the other purchasers in the December 2024 Offering.

On December 20, 2024, the Company also entered into privately negotiated agreements with the holders of certain existing outstanding warrants to purchase up to 200,071 ADSs to, among other things, reduce the exercise price of such warrants to $15.75 and to extend the expiration date of such warrants until December 23, 2029. The incremental fair value of the modified warrants was approximately $1.5 million, which was accounted for as an offering expense in connection with the December 2024 Offering.

October 2025 Private Placement

On October 10, 2025, the Company entered into the a securities purchase agreement (the “October 2025 Purchase Agreement”) with several institutional and accredited investors (the “October Purchasers”) relating to the issuance and sale in a private placement transaction (the “October 2025 Private Placement”) of (i) 530,320 ordinary shares represented by 15,152 ADSs and (ii) pre-funded warrants to purchase 69,787,865 ordinary shares represented by 1,993,939 ADSs (the “October 2025 Pre-Funded Warrants”), together with (A) Series H Warrants to purchase 70,318,185 ordinary shares represented by up to 2,009,091 ADSs (“Series H Warrants”), (B) Series I Warrants to purchase 70,318,185 ordinary shares represented by up to 2,009,091 ADSs (“Series I Warrants”), (C) Series J Warrants to purchase 70,318,185 ordinary shares represented by up to 2,009,091 ADSs (“Series J Warrants”), and (D) Series K Warrants to purchase 70,318,185 ordinary shares represented by up to 2,009,091 ADSs (“Series K Warrants” and, together with the Series H Warrants, Series I Warrants, and Series J Warrants, the “October 2025 Ordinary Warrants”). The October 2025 Private Placement closed on October 14, 2025 (the “October 2025 Closing Date”).

Beneficial ownership limitation. A holder of the October 2025 Pre-Funded Warrants or October 2025 Ordinary Warrants may not exercise any portion of such October 2025 Pre-Funded Warrants or October 2025 Ordinary Warrants for ADSs to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% of the number of ordinary shares outstanding immediately after giving effect to the issuance of the ordinary shares represented by the ADSs issuable upon exercise of the applicable warrant.

October 2025 Pre-Funded Warrants. The October 2025 Pre-Funded Warrants have an exercise price of $0.0001 per ADS. The October 2025 Pre-Funded Warrants are exercisable at any time after their original issuance, subject to the beneficial ownership limitation (as described above) and will not expire until exercised in full. In addition, the October 2025 Pre-Funded Warrants may be exercised, in whole or in part, any time after issuance by means of a cashless exercise.

October 2025 Ordinary Warrants. The October 2025 Ordinary Warrants are exercisable at any time after their original issuance, subject to the beneficial ownership limitation (as described above). The Series H Warrants have an exercise price of $9.075 per ADS and, pursuant to the terms of the Series H Warrants, such warrants may be exercised until the earlier of (i) five (5) years from the October 2025 Closing Date or (ii) 30 days after the public announcement that we have received Type C meeting minutes from the FDA indicating openness to baseline-controlled pivotal studies for QRX003 for the treatment of Netherton Syndrome. Upon receipt of Type C meeting minutes from the FDA, the Company, in March 2026, determined that the Series H Warrants will remain exercisable until five (5) years from the October 2025 Closing Date.The Series I Warrants have an exercise price of $10.3125 per ADS and, pursuant to the terms of the Series I Warrants, may be exercised as follows: (i) 50% of the Series I Warrants may be exercised until the earlier of (A) five (5) years from the October 2025 Closing Date or (B) 30 days after the public announcement that the primary endpoint has been met in the monotherapy pivotal trial of QRX003 for the treatment of Netherton Syndrome, and (ii) 50% of the Series I Warrants may be exercised until the earlier of (A) five (5) years from the October 2025 Closing Date or (B) 30 days after the public announcement that the primary endpoint has been met in the adjuvant pivotal trial of QRX003 for the treatment of Netherton Syndrome. The Series J Warrants have an exercise price of $12.375 per ADS and, pursuant to the terms of the Series J Warrants, such warrants may be exercised until the earlier of (i) five (5) years from the October 2025 Closing Date or (ii) 30 days after the public announcement of the receipt of either accelerated or traditional approval by the FDA of QRX003 for the treatment of Netherton Syndrome. The Series K Warrants have an exercise price of $12.375 per ADS and, pursuant to the terms of the Series K Warrants, such warrants may be exercised until the earlier of (i) five (5) years from the October 2025 Closing Date or (ii) 30 days after the public announcement of the sale of a Priority Review Voucher (PRV).

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Dennis Langer, one of the Company’s directors, participated in the October 2025 Private Placement. Mr. Langer purchased 530,320 ordinary shares represented by 15,152 ADSs and accompanying October 2025 Ordinary Warrants for a total purchase price of approximately $128,641, at a combined purchase price of $8.49 per ADS and accompanying October 2025 Ordinary Warrants.

The Company received upfront net proceeds of approximately $14.9 million from the October 2025 Private Placement, after deducting estimated offering expenses payable by us, including placement agent fees and expenses.

Maxim Group LLC served as the exclusive placement agent in connection with the October 2025 Private Placement and was paid (i) a cash fee equal to 7.0% of the aggregate gross proceeds of the October 2025 Private Placement (excluding the securities purchased by Mr. Langer, for which no cash fee was received), and (ii) up to $75,000 for legal fees and other out-of-pocket expenses.

During 2025, the Company also received approximately $3.5 million from the exercise of warrants.

Warrants

The following table summarizes warrant activities during the year ended December 31, 2024 and the year ended December 31, 2025:

		Weighted
	ADSs Underlying	Average Exercise
	Warrants	Price Per ADS
Outstanding and exercisable at December 31, 2023	24,688	$564.52	*
Granted Warrants	1,095,635	17.39	*
Granted Pre-Funded Warrants	434,988	—
Exercised Pre-Funded Warrants	(114,626)	—
Terminated	(21)	$57,750.00
Outstanding and exercisable at December 31, 2024	1,440,664	$16.80
Granted Warrants	8,036,364	11.03
Granted Pre-Funded Warrants	1,993,939	—
Exercised Warrants	(222,801)	15.75
Exercised Pre-Funded Warrants	(1,004,711)	—
Terminated	(2,215)	$433.54
Outstanding and exercisable at December 31, 2025	10,241,240	$10.59

*Note that the exercise price of certain ordinary warrants issued in the Company’s 2022 Offering and 2023 Offering were reduced from $462.00 to $56.00 per ADS for investors who participated in the March 2024 Offering, and the exercise price of certain ordinary warrants issued in the 2022 Offering, 2023 Offering and March 2024 Offering were reduced from $56.00 to $15.75 per ADS for certain investors who participated in the December 2024 Offering, see above.

As of December 31, 2025, outstanding ordinary warrants expire in 2026, 2027, 2028 and 2029 and have an intrinsic value of approximately $27.3 million, and outstanding pre-funded warrants have an intrinsic value of approximately $18.9 million.

NOTE 14 – INCOME TAXES

The Company’s U.S. and foreign loss before income taxes are set forth below:

	2025	2024
United States	$(15,722,913)	$(8,962,472)
Foreign	(81,742)	—
Income before income taxes	$(15,804,655)	$(8,962,472)

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Income tax expense differed from the amounts computed by applying the U.S. Federal statutory income tax rate to income (loss) before income taxes, as presented in conformity with ASU 2023-09 as follows:

	Year Ended December 31, 2025
Book earnings (loss) before taxes	$(15,804,655)
U.S. Federal Statutory Tax Rate	(3,318,978)	21.0%
State & Local Income Taxes, Net of Federal Income Tax Effect	489,322	(3.1)%
Foreign Tax Effects	—	0.0%
Change in Foreign Valuation Allowance	10,218	(0.1)%
Foreign Rate Differential	6,948	0.0%
Effect of Cross-Border Tax Laws	—	0.0%
Tax Credits	—	0.0%
Research and development tax credits	(80,482)	0.5%
Changes in Valuation Allowances	2,567,925	(16.3)%
Nontaxable or Nondeductible Items	—	0.0%
IRC 162(m)	323,581	(2.0)%
Other	1,466	0.0%
Changes in Unrecognized Tax Benefits	—	0.0%
Other Adjustments	—	0.0%
Effective Tax Rate	$—	0.0%

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2025 and December 31, 2024 are as follows:

	2025	2024
Intangible Assets	$67,540	$60,277
Accrued Expenses	119,524	230,426
Stock Based Compensation	540,155	474,039
Research & Development	2,264,454	1,667,722
Unrealized Exchange Gain/Loss	3,482	—
Net Operating Loss	8,575,552	5,683,264
Foreign Operating Loss	10,218	—
R&D Credits	433,736	353,255
Total gross deferred tax assets/(liabilities)	$12,014,660	$8,468,983
Less valuation allowance	(12,014,660)	(8,468,983)
Net deferred tax assets/(liabilities)	$—	$—

The income tax benefit for the years ended December 31, 2024 as presented in conformity with ASU 2023-09 as follows, differed from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before tax benefit as a result of nondeductible expenses, tax credits generated, utilization of net operating loss carryforwards, and increases in the Company’s valuation allowance.

2024
Federal Statutory Rate	$(1,893,000)
Permanent Differences	208,000
Research and Development	(180,000)
State Income Tax	(139,000)
State rate change	(397,000)
Change in Valuation Allowance	2,253,000
Deferred True Up	148,000
Effective Tax	—

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion of the deferred income tax will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to expiration of the net operation loss carryforwards. At December 31, 2025 and 2024 the Company has recorded a full valuation allowance against its net deferred tax assets of approximately $12,014,660 and $8,468,983 respectively. The change in the valuation allowance during the year ended 2025 was approximately $3,546,000.

At December 31, 2025, the Company had federal net operation loss (NOL) carryforwards of approximately $34,811,000. At December 31, 2025, the Company had federal research and development credit carryforwards of approximately $434,000. The federal net operating loss carryforwards begin to expire in 2028, losses generated in 2018 or later of $34,811,000 will carry forward indefinitely. The federal credit carryforwards begin to expire in 2045. Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and experimental tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company may be subject to the net operating loss utilization provision of Section 382 of the Internal Revenue Code. The effect of an ownership change would be the imposition of an annual limitation of the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate. Although the Company has not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited.

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

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2025 there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2009 and as such, tax years subject to potential tax examination could apply from that date. This is because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the 12 months ended December 31, 2025 and 2024.

The Tax Cuts and Jobs Act of 2017 (TCJA) has modified the IRC 174 expenses related to research and development for the tax years beginning after December 31, 2021. Under the TCJA, the Company had to capitalize the expenditures related to research and development activities and amortize over five years for U.S. activities and 15 years for non-U.S. activities using a mid-year convention. Therefore, the capitalization of research and development costs in accordance with IRC 174 resulted in a gross deferred tax asset of $6,717,000 as at December 31, 2024. The One Big Beautiful Bill Act of 2025 (OBBBA) further amended IRC 174 by introduction IRC 174A allowing immediate deduction of R&D expenses for U.S. activities from 2025 onwards, reversing the five-year amortization under the TCJA. The OBBBA further provided the option of amending prior years’ returns (2022-2024) to deduct previously capitalized R&D expenses. As of December 31, 2025, the Company does not intend to amend its prior year returns.

QUOIN PHARMACEUTICALS LTD.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

NOTE 15 - CONTINGENCIES

From time to time, the Company may become involved in various legal matters arising in the ordinary course of business. Management is unaware of any matters requiring accrual for related losses in the financial statements.

NOTE 16 – LICENSE AGREEMENTS

As of both December 31, 2025 and December 31, 2024, the Company had nine commercial license and supply agreements outstanding, whereby the Company will receive a royalty or other proceeds from the specified product revenues from the licensor, if and when the underlying products are approved and commercialized or sold via compassionate use or early access programs. No revenues have been received through December 31, 2025 from any of these agreements.