Form 10-Q
period 2026-03-31
Quoin Pharmaceuticals, Ltd.
filed 2026-05-07
CIK 1671502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 5, 2026, the registrant had 70,294,615 ordinary shares, no par value per share, outstanding, and 2,008,417 ADSs outstanding (assuming all ordinary shares are represented by ADSs), with each ADS representing thirty-five (35) ordinary shares.

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

Important factors that could cause actual results, developments and business decisions to differ materially from those anticipated in these forward-looking statements include, among other things:

●	our limited operating history and the difficulties encountered by a small developing company;
●	our history of losses and inability to fund our business from operations may require us in the future to obtain additional capital the terms of which may not be on acceptable terms, or at all;
●	we must raise additional capital to fund our operations in order to continue as a going concern;
●	our lack of revenue and potential inability to be profitable;
●	uncertainties of cash flows and inability to meet working capital needs;
●	the terms of our October 2025 private placement may make it difficult for us to procure additional financing;
●	our ability to obtain regulatory approvals;
●	our ability to generate favorable pre-clinical and clinical trial results;
●	our ability to identify and develop potential product candidates;
●	additional costs or delays associated with unsuccessful clinical trials;
●	the inability to predict the timing of revenue from sales of a future product;
●	the extensive regulatory requirements and future developmental and regulatory challenges we will still face even if we obtain approval for a product candidate;

●	our ability to maintain orphan drug designation or obtain orphan drug exclusivity for our product candidates;
●	the potential oversight of programs or product candidates that may be more profitable or more successful;
●	our manufacturing processes may not be validated and our methodology may not be accepted by the scientific community;
●	the ability to conduct clinical trials, because of difficulties enrolling patients or other reasons;
●	the costs and demands of being a publicly traded company may harm our business;
●	potential adverse effects resulting from failure to maintain effective internal controls;
●	our ability to comply with the applicable continued listing requirements of Nasdaq;
●	the potential negative impact on our securities price and trading volume if securities or industry analysts do not publish reports about us or if they adversely change their recommendations about our business;
●	the potential volatility of the market price for our ADSs;
●	the potential dilution of our shareholders’ potential ownership due to future issuances of share capital;
●	the requirement for holders of ADSs to act through the depositary to exercise their rights;
●	the potential limitations on ADS holders with respect to the transfer of their ADSs;
●	the risks of securities class action litigation; and
●	other risks and uncertainties, including those listed under described in Part I – Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”), as well as our subsequent reports filed with the SEC

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,124,523	$3,818,096
Investments	10,918,778	14,927,165
Prepaid expenses and other current assets	1,291,256	1,261,974
Total current assets	15,334,557	20,007,235
Intangible assets, net	358,334	383,334
Total assets	$15,692,891	$20,390,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,776,231	$1,262,222
Accrued expenses	1,823,544	2,538,457
Accrued interest and financing expense	1,146,251	1,146,251
Due to officers - short term	600,000	600,000
Total current liabilities	$5,346,026	5,546,930

Due to officers - long term	1,573,733	1,723,733
Total liabilities	$6,919,759	$7,270,663

Commitments and contingencies

Shareholders’ equity:
Ordinary shares, no par value per share, 5,000,000,000 authorized at March 31, 2026 and December 31, 2025, respectively - 68,642,195 (1,961,206 ADS’s) ordinary shares issued and outstanding at March 31, 2026 and 52,441,360 (1,498,325 ADS’s) ordinary shares issued and outstanding at December 31, 2025	$—	$—
Accumulated other comprehensive loss	(159)	(613)
Additional paid in capital	84,741,473	84,090,966
Accumulated deficit	(75,968,182)	(70,970,447)
Total shareholders’ equity	8,773,132	13,119,906

Total liabilities and shareholders’ equity	$15,692,891	$20,390,569

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)

	Three months ended March 31,
	2026	2025
Operating expenses
General and administrative	$1,697,448	$1,583,038
Research and development	3,433,762	2,374,139

Total operating expenses	5,131,210	3,957,177

Other (income) and expenses
Unrealized (gain) loss	13,300	(126)
Realized and accrued interest income	(146,775)	(144,872)
Total other income	(133,475)	(144,998)
Net loss	$(4,997,735)	$(3,812,179)

Other comprehensive loss
Foreign currency translation	454	—
Comprehensive loss	$(4,997,281)	$(3,812,179)

Loss per ADS
Loss per ADS
Basic	$(1.77)	$(6.50)
Fully-diluted	$(1.77)	$(6.50)

Weighted average number of ADS’s outstanding
Basic	2,830,970	586,331
Fully-diluted	2,830,970	586,331

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three months ended March 31, 2025

					Accumulated
			Additional		other
	Ordinary		Paid in	Accumulated	comprehensive
	Shares	ADS’s	Capital	Deficit	loss	Total
Balance at January 1, 2025	8,948,164	255,661	$64,370,465	$(55,165,792)	$—	$9,204,673
Net loss	—	—	—	(3,812,179)	—	(3,812,179)
Exercise of pre-funded warrants and warrants, net	11,637,666	332,505	172,958	—	—	172,958
Stock based compensation	—	—	360,357	—	—	360,357
Balance at March 31, 2025	20,585,830	588,166	$64,903,780	$(58,977,971)	$—	$5,925,809

Three months ended March 31, 2026

					Accumulated
			Additional		other
	Ordinary		Paid in	Accumulated	comprehensive
	Shares	ADS’s	Capital	Deficit	loss	Total
Balance at January 1, 2026	52,441,360	1,498,325	$84,090,966	$(70,970,447)	$(613)	$13,119,906
Net loss	—	—	—	(4,997,735)	—	(4,997,735)
Exercise of pre-funded warrants and warrants, net	16,200,835	462,881	205,982	—	—	205,982
Stock based compensation	—	—	444,525	—	—	444,525
Cumulative Translation Adjustment	—	—	—	—	454	454
Balance at March 31, 2026	68,642,195	1,961,206	$84,741,473	$(75,968,182)	$(159)	$8,773,132

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows used in operating activities:
Net loss	$(4,997,735)	$(3,812,179)
Stock based compensation	444,525	360,357
Amortization of intangibles	25,000	25,000
Realized and unrealized gain and accrued interest on investments	(110,527)	(67,063)
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(200,904)	674,679
Decrease (increase) in prepaid expenses and other assets	(29,282)	225,027
Net cash used in operating activities	$(4,868,923)	$(2,594,179)

Cash flows provided by investing activities:
Purchase of investments	$(980,685)	$—
Proceeds from redemption of investments	5,099,599	2,770,000
Net cash provided by investing activities	$4,118,914	$2,770,000

Cash flows provided by financing activities:
Payment of amounts due to officers	(150,000)	(150,000)
Proceeds from exercise of warrants, net	205,982	172,958
Net cash provided by financing activities	$55,982	$22,958

Effect of foreign exchange rate on changes on cash	454	—

Net change in cash and cash equivalents:	(693,573)	198,779
Cash and cash equivalents - beginning of period	3,818,096	3,623,343
Cash and cash equivalents - end of period	$3,124,523	$3,822,122

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

The Company is a late-stage clinical specialty pharmaceutical company focused on the development and commercialization of therapeutic products that treat rare and orphan diseases for which there are currently either no approved or very limited treatments or cures. The Company’s lead product, QRX003, is under clinical development as a potential treatment for Netherton Syndrome (“NS”), a rare hereditary genetic disease. QRX003 is entering pivotal registrational clinical testing under an open Investigational New Drug (“IND”) application with the Food and Drug Administration (“FDA”). The Company has opened six clinical sites in the United States (“US”) along with international sites that are being opened in the UK, Spain, France and the Netherlands. QRX003 is currently being tested in six pediatric NS patients in investigator-initiated studies in Ireland, Austria, the Netherlands and New Zealand. QRX003 is also being developed as a potential treatment for Peeling Skin Syndrome with the first subject being treated in New Zealand. The Company is in the process of expanding this study to include up to an additional five pediatric subjects. The Company has entered into a Research Agreement with the Queensland University of Technology (“QUT”) in Australia, under which the Company has obtained an option for a global license to QRX008 for the potential treatment of scleroderma, as well as a Research Agreement with The School of Pharmacy at University College Cork (“UCC”) for the development of novel topical formulations of rapamycin (sirolimus), QRX009, as potential treatments for a number of rare and orphan diseases for which there are either limited or no approved therapies or cures, including Pachyonychia Congenita, Gorlin Syndrome, Tuberous Sclerosis Complex, microcystic lymphatic malformations, venous malformations and angiofibromas, as well as other indications that the Company is assessing. The Company is planning to initiate an investigator-led clinical study in Pachyonychia Congenita led by Professor Edel O’Toole, Queen Mary University of London as well as additional investigator-led studies in Gorlin Syndrome and Tuberous Sclerosis Complex. In addition, the Company is targeting to submit an IND to the FDA for QRX009 for an additional indication in Q3, 2026. Quoin has also entered into 9 commercial partnerships for QRX003 spanning 61 countries outside of its core commercial territories of the US, Western Europe and Japan. These partnership countries include Canada, Australia/New Zealand, the Middle East, China, Taiwan, Hong Kong, Singapore, Israel, Central and Eastern Europe, Turkey as well as several countries in Latin America. To date, no products have been commercialized and no revenue has been generated by the Company.

NOTE 2 - LIQUIDITY RISKS AND OTHER UNCERTAINTIES

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. The Company has incurred net losses every year since inception and has an accumulated deficit of approximately $76.0 million at March 31, 2026. The Company has a limited operating history and has historically funded its operations through its founders’ funding expenditures and debt and equity financings. At March 31, 2026, the Company had cash and cash equivalents balances totaling $3.1 million and investments of $10.9 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise additional funding. There can be no assurance that such funding will be available in sufficient amounts or on terms acceptable to the Company. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Based upon the Company’s current business plans and cash, cash equivalents, and investments on hand, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date of the filing of this Quarterly Report on Form 10-Q. The Company does not expect to generate revenue from product sales unless and until it successfully completes development and obtains marketing approval for one or more of its product candidates, which the Company expects will take a number of years and is subject to significant uncertainty. The Company will need to obtain further funding through public or private offerings of its capital stock, debt financing, pursuant to the exercise of warrants issued to investors in the Company’s prior public and private offerings, collaboration, strategic and/or licensing arrangements or other sources in order to complete the research and development of the Company’s product candidates and to fund the Company’s other operating requirements until it achieves commercial profitability, if ever. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If the Company is unable to obtain additional funding when it becomes necessary, the development of its product candidates will be impacted and the Company would likely be forced to delay, reduce, or terminate some or all of its development programs.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2026 and for the three months then ended. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2025 and for the year then ended which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 26, 2026.

Principles of Consolidation:

The accompanying unaudited condensed consolidated financial statements include the accounts of Quoin Pharmaceuticals Ltd. and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The functional currency of Quoin Ireland, a wholly-owned subsidiary of the Company, is remeasured into U.S. dollars using the exchange rate in effect at the consolidated balance sheet date. The Company translates the assets and liabilities of its Ireland subsidiary into the United States dollar at the exchange rate in effect on the balance sheet date and those unrealized gains and losses are reported in other comprehensive income. Expenses are remeasured using the average exchange rate in effect during the period. Gains and losses arising from remeasurement of the wholly owned subsidiary’s financial statements are included in the determination of net loss.

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

In addition to the significant expense categories included within consolidated net loss presented on the Company’s unaudited condensed consolidated statements of operations, see below for disaggregated amounts that comprise research and development expenses:

	Three months ended March 31,
	2026	2025
External clinical development expenses	$2,483,466	$1,697,229
Personnel related and stock-based compensation	722,257	429,418
Other research and development expenses	228,040	247,492
Total research and development expenses	$3,433,763	$2,374,139

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

For the three months ended March 31, 2026 and 2025, the number of shares excluded from the diluted net earnings (loss) per share included outstanding warrants to purchase 8,884,325 ADSs and outstanding stock options to purchase 1,020,618 ADSs, and outstanding warrants to purchase 1,108,159 ADSs and outstanding stock options to purchase 55,541 ADSs, respectively, as their inclusion in the denominator would be anti-dilutive. For the three months ended March 31, 2026 and 2025, basic and diluted net earnings (loss) per share included 871,710 ADS and 0 ADS respectively issuable with respect to unexercised prefunded warrants.

NOTE 4 – ACCRUED INTEREST AND FINANCING EXPENSE

On October 2, 2020, Quoin Inc. issued promissory notes (the “2020 Notes”) to certain investors (“2020 Noteholders”). The 2020 Notes were mandatorily convertible into 12 ADSs, subject to adjustment and were converted in 2021. The ADSs issued to the 2020 Noteholders did not include accrued interest. Two of the five 2020 Noteholders received their amount due during the year ended December 31, 2022 and the Company’s estimate of the liability to the remaining three 2020 Noteholders was estimated to be $1,146,000 as of March 31, 2026 and December 31, 2025. Two of the remaining three 2020 Noteholders are related parties to the Company, the aggregate estimated liability to these parties was $339,000 as of March 31, 2026 and December 31, 2025.

There was no interest expense recognized in both the three month periods ended March 31, 2026 and 2025.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy at March 31, 2026 and December 31, 2025 and which are classified as trading securities:

March 31, 2026	Level 1	Level 2	Level 3	Total
US Treasury Bills and Notes	$10,918,778	$—	$—	$10,918,778
Total Assets	$10,918,778	$—	$—	$10,918,778

December 31, 2025	Level 1	Level 2	Level 3	Total
US Treasury Bills and Notes	$14,927,165	$—	$—	$14,927,165
Total Assets	$14,927,165	$—	$—	$14,927,165

NOTE 6 – STOCK BASED COMPENSATION

The following table summarizes stock option activities:

		Weighted	Weighted
		Average	Average
	ADS Underlying	Exercise	Contractual
	Options	Price	Terms
Outstanding at December 31, 2025	215,957	$42.83	9.30
Granted	804,661	7.38	—
Outstanding at March 31, 2026	1,020,618	$14.88	9.68

Exercisable options at March 31, 2026	10,774	$485.14	8.04

The intrinsic value of outstanding options at March 31, 2026 was $0.

Stock options granted during the three months ended March 31, 2026 were valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

March 31,
2026
Expected volatility	118.7%
Risk-free interest rate	4.0%
Expected dividend yield	0.0%
Expected life of options in years	6.4
Exercise Price	$7.38
Fair value of common stock	$7.38
Estimate fair value of option	$6.51

Stock based compensation expense was approximately $445,000 ($222,000 included in research and development expense and $223,000 included in general and administrative expenses) in the three months ended March 31, 2026. Stock based compensation expense was approximately $360,000 ($120,000 included in research and development expense and $240,000 included in general and administrative expenses) in the three months ended March 31, 2025.

At March 31, 2026, the total unrecognized compensation expense related to non-vested options was approximately $7.3 million and is expected to be recognized over the remaining weighted average service period of approximately 3.7 years.

NOTE 7 – PREPAID EXPENSES

Prepaid expenses are as follows:

	March 31,	December 31,
	2026	2025
Prepaid R&D costs	$987,666	$920,947
Prepaid insurance	189,538	277,808
Other prepaid expense	114,052	63,219
Deferred offering costs (note 13)	—	—
Total	$1,291,256	$1,261,974

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are as follows:

	March 31,	December 31,
	2026	2025
Research contract expenses (note 12)	$620,083	$934,524
Payroll (note 11)	587,001	1,023,295
Payroll taxes (note 11)	53,361	54,936
Accrued severance	291,860	391,926
Professional fees	157,273	96,848
Other expenses	113,966	36,928
Total	$1,823,544	$2,538,457

NOTE 9 – IN-LICENSED TECHNOLOGY

Skinvisible:

In October 2019, Quoin Inc. entered into the Exclusive Licensing Agreement (as amended from time to time, the “License Agreement”) with Skinvisible Pharmaceuticals, Inc. (“Skinvisible”), under which Skinvisible granted the Company an exclusive royalty-bearing license relating to the production and manufacture of prescription drug products related to certain patents held by Skinvisible, including those related to QRX003 and QRX004. The Company made Skinvisible a one-time non-refundable, non-creditable license fee of $1 million (the “License Fee”). In addition, the Company agreed to pay Skinvisible a single digit royalty percentage of the Company’s net sales revenues for any licensed product covered by the patent rights licensed under the License Agreement. The Company also agreed to pay Skinvisible 25% of any revenues the Company receives as royalties in the event that the Company sublicenses any licensed products to a third party. The License Agreement also requires that the Company make a one-time $5 million payment to Skinvisible upon receiving approval in the U.S. or European Union, whichever occurs first, for the first drug product developed using intellectual property licensed thereunder. There were no milestone or royalty obligations due at March 31, 2026 and December 31, 2025.

NOTE 10 - INTANGIBLE ASSETS

Intangible assets are as follows:

	March 31,	December 31,
	2026	2025
Technology license – Skinvisible	$1,000,000	$1,000,000
Total cost	1,000,000	1,000,000
Accumulated amortization	(641,666)	(616,666)
Net book value	$358,334	$383,334

The Company recorded amortization expense of approximately $25,000 and $25,000 in the three months ended March 31, 2026 and 2025, respectively. The annual amortization expense expected to be recorded for existing intangible assets for the years 2026 through 2029, is approximately $75,000, $100,000, $100,000 and $83,000, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

Due to Officers/Founders:

Due to the limited funding of Quoin Inc. prior to the consummation of the Merger, the compensation, including salary, office and car allowances and other benefits, due to Dr. Myers and Ms. Carter under their respective employment agreements, as well as reimbursement of expenses and other amounts paid by Dr. Myers and Ms. Carter to third parties on behalf of Quoin Inc., were not paid by Quoin Inc. to Dr. Myers and Ms. Carter, and were accrued as indebtedness to Dr. Myers and Ms. Carter. Following the closing of the Merger, Quoin Inc. began making payments of $25,000 per month to each of Dr. Myers and Ms. Carter to repay the above-described non-interest-bearing indebtedness. The Company repaid $75,000 and $75,000 of such indebtedness to Dr. Myers and $75,000 and $75,000 to Ms. Carter in the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, approximately $1.3 million and $0.9 million of such indebtedness was outstanding to Dr. Myers and Ms. Carter, respectively.

Amounts due to officers at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025
Salaries and other compensation	$2,173,733	$2,323,733
Less: Short-term portion	(600,000)	(600,000)
Long-term portion	$1,573,733	$1,723,733

Interest Payable:

See Note 4 for interest payable on the 2020 Notes.

NOTE 12 – RESEARCH AGREEMENTS AND COMMITMENTS

In November 2020, Quoin Inc. entered into a Master Service Agreement with Therapeutics Inc. for the management of the pre - clinical and clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement was three years with automatic one year extensions, and the agreement required the execution of individual work orders. Quoin Inc. may terminate any work order for any reason with 90 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Therapeutics Inc. A work order was entered into in June 2022 for the first QRX003 clinical study at an expected estimated cost of approximately $4.4 million. An additional change order was entered into in December 2022 for a second QRX003 clinical study at an expected estimated cost of approximately $830,000. An amended and restated change order for the two studies was entered into in December 2024 at an estimated total remaining cost from August 2024 of approximately $3.6 million for the two studies combined. A further amended and restated change order for the additional studies initiated and planned for 2026 is in preparation between the Company and Therapeutics Inc as of the date of filing of this quarterly report on Form 10-Q. For the three months ended March 31, 2026 and 2025, the Company incurred a research and development expense under these agreements of approximately $1.1 million and $411,000 respectively.

In November 2021, the Company entered into a research agreement with Queensland University of Technology (QUT) for a pre-clinical research program for the development of a product to treat Netherton Syndrome of approximately $250,000. In May 2022, the Company entered into a second research agreement with QUT for the development of a product to treat Scleroderma of approximately $610,000. Each agreement remains in place until the completion of the research program, which in each case was initially anticipated to be 18 months from execution. For the three months ended March 31, 2026 and 2025, the Company incurred de-minimis research and development costs related to these agreements. In July 2025 the Company announced that, in light of the expected near - term completion of the QRX003 clinical program for Netherton Syndrome, the Company has discontinued the Netherton Syndrome research program with QUT. The Company is planning to schedule a meeting with QUT to discuss the future direction of the Scleroderma research program.

In June 2024, the Company signed a research agreement with The School of Pharmacy at University College Cork, Ireland (UCC). The scope of the agreement encompasses the development of novel topical formulations of rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are currently no approved therapies or cures. Under the terms of the agreement, based on the achievement of certain milestones, the Company will fund up to approximately €567,000 ($655,000) plus VAT over an anticipated 2-1/2 year period to support the UCC research program to investigate the development of a number of topical rapamycin formulations for future development as potential treatments for several rare and orphan diseases. Following completion of the research program, the Company will have the option to advance the clinical development of rapamycin formulations developed by UCC. For the three months ended March 31, 2026 and 2025, the Company incurred a research and development expense under these agreements of approximately $0 and $60,000 respectively.

In February 2026, the Company signed a research agreement with Evestia Clinical Limited for the management of the UK and European clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement is five years and the agreement requires the execution of individual work orders. Quoin Inc. may terminate any work order for any reason with 30 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Evestia Clinical Limited. A work order was entered into in March 2026 for the first QRX003 UK and European clinical study at an expected estimated cost of approximately $800,000. For the three months ended March 31, 2026, the Company incurred research and development expenses under this agreement of approximately $64,000.

Performance milestones and Royalties

See Note 9 for asset and in-licensed technology commitments.

NOTE 13 – SHAREHOLDERS’ EQUITY

In January 2026, certain investors in the October 2025 Private Placement exercised (i) 437,881 October 2025 Pre-Funded Warrants and (ii) 25,000 Series H Warrants, resulting in net proceeds to the Company of approximately $206,000.

Warrants

The following table summarizes warrant activities during the three months ended March 31, 2026:

		Weighted
	ADSs	Average
	Underlying	Exercise Price
	Warrants	Per ADS
Outstanding and exercisable at December 31, 2025	10,241,240	$10.59
Exercised Pre-Funded Warrants	(437,881)	—
Exercised Warrants	(25,000)	9.08
Expired	(22,324)	56.00
Outstanding and exercisable at March 31, 2026	9,756,035	$10.97

As of March 31, 2026, outstanding Warrants expire through 2030, and the outstanding Warrants have an approximate intrinsic value of $5.8 million.

NOTE 14 – CONTINGENCIES

From time to time, the Company may become involved in various legal matters arising in the ordinary course of business. Management is unaware of any matters requiring accrual for related losses in the unaudited condensed consolidated financial statements.

NOTE 15 – LICENSE AGREEMENTS

As of March 31, 2026, the Company had nine commercial license and supply agreements outstanding, whereby the Company will receive a royalty or other proceeds from the specified product revenues from the licensor, if and when the underlying products are approved and commercialized or sold via compassionate use or early access programs. No royalty revenues have been received through March 31, 2026 from any of these agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I-Item 1 of this Form 10-Q and the audited financial statements and the other information set forth in the Annual Report on Form 10-K for the year ended December 31, 2025 that we filed with the SEC on March 26, 2026 (the “2025 Form 10-K”). This discussion and other parts of this report contain forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of the 2025 Form 10-K. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q.

Overview

We are a late-stage clinical specialty pharmaceutical company focused on the development and commercialization of therapeutic products that treat rare and orphan diseases for which there are currently either no approved or very limited treatments or cures. Our lead product, QRX003, is under clinical development as a potential treatment for Netherton Syndrome, a rare hereditary genetic disease. QRX003 is entering pivotal registrational clinical testing under an open IND application with the FDA. We have opened six clinical sites in the U.S. along with international sites that are being opened in the UK, Spain, France and the Netherlands. QRX003 is currently being tested in six pediatric NS patients in investigator-initiated studies in Ireland, Austria, the Netherlands and New Zealand. QRX003 is also being developed as a potential treatment for Peeling Skin Syndrome with the first subject being treated in New Zealand. We are in the process of expanding this study to include up to an additional five pediatric subjects. We entered into a Research Agreement with QUT, under which we have obtained an option for a global license to QRX008 for the potential treatment of scleroderma, as well as a Research Agreement with UCC for the development of novel topical formulations of rapamycin (sirolimus), QRX009, as potential treatments for a number of rare and orphan diseases for which there are either limited or no approved therapies or cures, including Pachyonychia Congenita, Gorlin Syndrome, Tuberous Sclerosis Complex, microcystic lymphatic malformations, venous malformations and angiofibromas, as well as other indications that the Company is assessing. We are planning to initiate an investigator-led clinical study in Pachyonychia Congenita led by Professor Edel O’Toole, Queen Mary University of London as well as additional investigator-led studies in Gorlin Syndrome and Tuberous Sclerosis Complex. In addition, we are targeting to submit an IND to the FDA for QRX009 for an additional indication in Q3 2026. We have also entered into 9 commercial partnerships for QRX003 spanning 61 countries outside of our core commercial territories of the U.S., Western Europe and Japan. These partnership countries include Canada, Australia, New Zealand, the Middle East, China, Taiwan, Hong Kong, Singapore, Israel, Central and Eastern Europe, Turkey as well as several countries in Latin America.

Our mission is to develop and commercialize proprietary therapeutic drug products that treat rare and orphan diseases, particularly for those diseases where no approved treatment currently exists. To achieve this, we plan to:

●	complete the late-stage clinical testing of QRX003 in NS and, if successful, file for marketing approval in the United States, Europe, Japan and the other territories for which we have commercial agreements in place;
●	prepare to commercialize QRX003 by (i) establishing our own sales infrastructure in the U.S., Europe, and Japan and e(ii) work with our distribution partners to commercialize the product in Canada, Australia/New Zealand, the Middle East, China, Hong Kong, Taiwan, Latin America, Central and Eastern Europe, Turkey and Singapore;
●	continue the development of QRX003 for Peeling Skin Syndrome and related rare, genetic skin diseases;
●	commence clinical testing of topical rapamycin, QRX009, in the selected indications; and
●	pursue business development activities by seeking partnering, licensing, merger and acquisition opportunities or other transactions to further expand our pipeline and drug-development capabilities.

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

Recent Developments

Regulatory Updates

On January 20, 2026, the Company filed an application for Breakthrough Medicine Designation with the Saudi Food and Drug Authority (SFDA) for QRX003 for the treatment of Netherton Syndrome. The SFDA’s Breakthrough Medicine Designation program is designed to expedite the development, review, and potential availability of medicines that address serious or life-threatening conditions with high unmet medical need and which meet SFDA eligibility requirements. If granted, the designation will allow for accelerated regulatory review and could enable earlier patient access in Saudi Arabia.

On January 27, 2026, the Company filed an application for Orphan Drug Designation (ODD) with the Japanese Ministry of Health, Labour and Welfare (MHLW) for QRX003 for the treatment of Netherton Syndrome. The MHLW’s Orphan Drug Designation program provides orphan status to therapies intended for the treatment, diagnosis, or prevention of rare diseases that affect fewer than 50,000 people in Japan. This designation provides certain benefits, including R&D subsidies, tax credits for qualified clinical testing, reduction of MHLW application fees, priority review and ten years of market exclusivity, if approved.

On March 11, 2026, the FDA granted Fast Track Designations to QRX003 lotion (4%) for the treatment of Netherton Syndrome

On March 25, 2026, the Company provided a clinical and regulatory update from its constructive Type C meeting with U.S. FDA for QRX003 in NS (the “March Type C Meeting Minutes”) and reported that the FDA indicated that a single Phase 3 study may be sufficient to support marketing approval in the US and expressed openness to an alternate study design for Phase 3 that would likely not include a traditional upfront vehicle or placebo control.

On April 28, 2026, the Company provided a clinical and regulatory update for its QRX009 topical rapamycin development program announcing the planned initiation of an investigator-led clinical study in Pachyonychia Congenita led by Professor Edel O’Toole, Queen Mary University of London as well as additional investigator-led studies in Gorlin Syndrome and Tuberous Sclerosis Complex. In addition, the Company is targeting to submit an IND to the FDA for an additional indication in Q3, 2026.

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

Future research and development expenses may include:

●	employee-related expenses, such as salaries, bonuses and benefits, consultant-related expenses, share-based compensation, overhead - related expenses and travel - related expenses for our research and development personnel;
●	expenses incurred under agreements with CROs, as well as consultants that support the implementation of the clinical studies described above;
●	manufacturing and packaging costs in connection with conducting clinical trials and for stability and other studies required to support the NDA filing as well as manufacturing drug product for commercial launch;
●	formulation, research and development expenses related to QRX003, QRX009; and other product candidates we may choose to develop
●	costs for sponsored research; and
●	costs for commercial launch preparation should one of our products receive regulatory approval.

Research and development activities will continue to be central to our business plan. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to be significant over the next several years as personnel and compensation costs increase and we conduct late-stage clinical studies and prepare to seek regulatory approval for QRX003, as we begin clinical studies for QRX009; and for any other future product candidate.

The duration, costs and timing of clinical trials of QRX003, QRX009 and any other future product candidate will depend on a variety of factors that include, but are not limited to:

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

Results of Operations – Three months ended March 31, 2026 compared to the three months ended March 31, 2025

The following table sets forth our results of operations for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three months ended March 31,
	2026	2025	Change
Operating Expenses
General and administrative	$1,697,448	$1,583,038	$114,410
Research and development	3,433,762	2,374,139	1,059,623
Total operating expenses	5,131,210	3,957,177	1,174,033
Other (income) and expenses
Unrealized (gain)/loss	13,300	(126)	13,426
Realized and accrued interest income	(146,775)	(144,872)	(1,903)
Total other income	(133,475)	(144,998)	11,523
Net loss	$(4,997,735)	$(3,812,179)	$(1,185,556)

General and Administrative Expenses

General and administrative expenses were approximately $1,697,000 and $1,583,000, in the three months ended March 31, 2026 and 2025, respectively, representing an increase of $114,000, or approximately 7.2%. The increase was primarily due to an increase of $72,000 in commercial expenses, $71,000, in payroll and benefits, $50,000 in consulting costs and $40,000 in legal and professional fees, offset by a decrease of $58,000 in board of director fees as a result of the grant of options in lieu of cash compensation for which the expense is recognized over the vesting period of the options, $46,000 in public company costs and non-cash stock-based compensation expense of $17,000.

Research and Development Expenses

Our research and development expenses during the three months ended March 31, 2026 and 2025 were approximately $3,434,000 and $2,374,000, respectively, representing an increase of $1,060,000, or approximately 44.7%. The increase was primarily due to $767,000 in increased external expenditures on our development programs, including work related to the clinical studies for the development of QRX003, an increase of payroll and benefits of $192,000 and $101,000 of non-cash stock-based compensation expense.

We amortize licensed or acquired intellectual property over its expected useful life, included in research and development expenses set out above. Amortization of intangible assets was approximately $25,000 and $25,000 in each of the three month periods ended March 31, 2026 and 2025.

Other Expenses:

We had approximately $133,000 in realized and accrued interest income in the three months ended March 31, 2026 from our cash and cash equivalents and investments in marketable debt securities. We had approximately $145,000 in realized and accrued interest income in the three months ended March 31, 2025 from our cash and cash equivalents and investments in marketable debt securities.

Liquidity and Capital Resources

We have incurred net losses every year since inception and had an accumulated deficit of approximately $76.0 million at March 31, 2026. We have a limited operating history and have historically funded our operations through our founders’ funding expenditures and debt and equity financings. We incurred net losses of approximately $5.0 million and negative cash flows from operations of $4.9 million for the three months ended March 31, 2026. At March 31, 2026, we had cash and cash equivalent balances totaling $3.1 million and investments of $10.9 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of planned clinical trials and our expenditures on other research and development activities. Based upon our current business plans and cash, cash equivalents and investments on hand, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of the filing of this Quarterly Report on Form 10-Q. In order to address our capital needs, we intend to consider multiple alternatives, including, but not limited to, the sale of additional equity or debt securities or other debt instruments, collaborative, strategic and/or licensing relationships or grants to support our future operations. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. In addition, any exercise of our outstanding warrants is at the discretion of the warrant holders and is dependent, in part, upon the market price of our ADSs. There can be no assurance that any of our outstanding warrants will ever be in-the-money prior to their expiration and, as such, our outstanding warrants may expire without being exercised. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. We continue to seek sources of financing to fund our continued operations and research and development programs. If we are unable to obtain additional funding when it becomes necessary, the development of our product candidates will be impacted and we would likely be forced to delay, reduce, or terminate some or all of our development programs or cease operations altogether, all of which could have a material adverse effect on our business, results of operations and financial condition.

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

Adequate additional funding may not be available to us on acceptable terms, or at all. In addition, restrictions under the purchase agreement from our October 2025 private placement may limit our ability to raise capital. If we are unable to raise capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of QRX003, any future product candidate, or potentially discontinue operations.

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

Summary Statement of Cash Flows

As of March 31, 2026, we had approximately $14,043,000 in cash and cash equivalents and investments in marketable securities. The table below presents our cash flows for the three month periods ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Net cash used in operating activities	$(4,868,923)	$(2,594,179)
Net cash provided by investing activities	4,118,914	2,770,000
Net cash provided by financing activities	55,982	22,958
Effect of exchange rate fluctuations on cash	454	—
Net change in cash and cash equivalents	$(693,573)	$198,779

Operating Activities

Net cash used in operating activities was approximately $4,869,000 and $2,594,000 in the three months ended March 31, 2026 and 2025, respectively. The increase in 2026 was mostly due to an increase in net loss, offset by an increase in stock based compensation, and a decrease in accounts payable and accrued expenses.

Investing Activities

Net cash provided by investment activities was approximately $4,119,000 and $2,770,000 in the three months ended March 31, 2026 and 2025, respectively. The cash provided in investing activities for the three months ended March 31, 2026 consisted of net sales of US Treasury Bills and Notes. The cash provided in investing activities for the three months ended March 31, 2025 consisted of net sales of US Treasury Bills and Notes.

Financing Activities

Net cash provided by financing activities was approximately $56,000 for the three months ended March 31, 2026. The net cash provided increased due to the receipt of approximately $206,000 in net proceeds from the exercise of warrants, partially offset by repayments of amounts due to officers of $150,000. Net cash provided by financing activities was approximately $23,000 for the three months ended March 31, 2025. The net cash provided increased due to the receipt of approximately $173,000 in net proceeds from the exercise of warrants, partially offset by repayments of amounts due to officers of $150,000.

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

In November 2020, Quoin Inc. entered into a Master Service Agreement with Therapeutics Inc. for the management of the pre-clinical and clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement was three years with automatic one-year extensions, and the agreement required the execution of individual work orders. Quoin Inc. may terminate any work order for any reason with 90 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Therapeutics Inc. A work order was entered into in June 2022 for the first QRX003 clinical study at an expected estimated cost of approximately $4.4 million through 2024. An additional change order was entered into in December 2022 for a second QRX003 clinical study at an expected estimated cost of approximately $830,000. An amended and restated change order for the two studies was entered into in December 2024 at an estimated total remaining cost from August 2024 of approximately $3.6 million for the two studies combined. A further amended and restated change order for the additional studies initiated and planned for 2026 is in preparation between the Company and Therapeutics Inc as of the date of filing of this quarterly report on Form 10-Q. For the three months ended March 31, 2026 and 2025, we incurred research and development expenses under these agreements of approximately $1.1 million and $411,000 respectively.

In November 2021, we entered into a research agreement with Queensland University of Technology (QUT) for a pre-clinical research program for the development of a product to treat Netherton Syndrome of approximately $250,000. In May 2022, we entered into a second research agreement with QUT for the development of a product to treat Scleroderma of approximately $610,000. Each agreement remains in place until the completion of the research program, which in each case was initially anticipated to be 18 months from execution. For the three months ended March 31, 2026 and 2025, we incurred de-minimis research and development costs related to these agreements. In July 2025 we announced that, in light of the expected near-term completion of the QRX003 clinical program for Netherton Syndrome, we have discontinued the Netherton Syndrome research program with QUT. We are planning to schedule a meeting with QUT to discuss the future direction of the Scleroderma research program.

On June 10, 2024, we entered into a research agreement with The School of Pharmacy at UCC. The scope of the agreement encompasses the development of novel topical formulations of Rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are currently very limited or no approved therapies or cures. Under the terms of the agreement, based on the achievement of certain milestones, we will fund up to approximately €567,000 ($655,000) plus VAT over an anticipated 2-1/2 year period to support the UCC research program to investigate the development of a number of topical rapamycin formulations for future development as potential treatments for several rare and orphan diseases. Following completion of the research program, we will have the option to advance the clinical development of rapamycin formulations developed by UCC. Work on this research project commenced in December 2024. For the three months ended March 31, 2026 and 2025, we incurred research and development expenses under these agreements of approximately $0 and $60,000 respectively.

In February 2026, we signed a research agreement with Evestia Clinical Limited for the management of the UK and European clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement is five years and the agreement requires the execution of individual work orders. Quoin Inc. may terminate any work order for any reason with 30 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Evestia Clinical Limited. A work order was entered into in March 2026 for the first QRX003 UK and European clinical study at an expected estimated cost of approximately $800,000. For the three months ended March 31, 2026, we incurred research and development expenses under this agreement of approximately $64,000.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Control systems, no matter how well-conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements resulting from error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in our risk factors from the risks previously reported in Part 1, Item 1A, “Risk Factors” of our Form 10-K. You should carefully consider the factors discussed in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We must raise additional capital to fund our operations in order to continue as a going concern.

As of March 31, 2026, we had an accumulated deficit of $76.0 million, cash and cash equivalents balances totaling $3.1 million and investments of $10.9 million. Despite our recent financing in October 2025, based upon our current business plans and cash, cash equivalents and investments on hand, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of the filing of this Quarterly Report on Form 10-Q. We will need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or other arrangements to support our future operations. There can be no assurance that we will be successful in accomplishing these objectives. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions. Without such additional capital, we may be required to curtail or cease operations and be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the first quarter of 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

Item 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION	FORM	EXHIBIT NUMBER	FILING DATE	FILED/ FURNISHED HEREWITH
3.1	Amended and Restated Articles of Association of Quoin Pharmaceuticals Ltd., as amended	10-K	3.1	March 13, 2025
3.1.1	Amendments to Amended and Restated Articles of Association of Quoin Pharmaceuticals Ltd., adopted on August 21, 2025	8-K	3.1	August 21, 2025
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.				X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.				X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.				X
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

# These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quoin Pharmaceuticals Ltd.

May 7, 2026	By:	/s/ Sally Lawlor
Name: Sally Lawlor
Title: Chief Financial Officer