Form 10-Q
period 2026-06-30
Quoin Pharmaceuticals, Ltd.
filed 2026-08-14
CIK 1671502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

As of August 12, 2026, the registrant had 70,294,615 ordinary shares, no par value per share, outstanding, and 2,008,417 ADSs outstanding (assuming all ordinary shares are represented by ADSs), with each ADS representing thirty-five (35) ordinary shares.

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

Important factors that could cause actual results, developments and business decisions to differ materially from those anticipated in these forward-looking statements include, among other things:

●	our limited operating history and the difficulties encountered by a small developing company;
●	our history of losses and inability to fund our business from operations may require us in the future to obtain additional capital the terms of which may not be on acceptable terms, or at all;
●	we must raise additional capital to fund our operations in order to continue as a going concern;
●	our lack of revenue and potential inability to be profitable;
●	uncertainties of cash flows and inability to meet working capital needs;
●	the terms of our October 2025 private placement may make it difficult for us to procure additional financing;
●	our ability to obtain regulatory approvals;
●	our ability to generate favorable pre-clinical and clinical trial results;
●	our ability to identify and develop potential product candidates;
●	additional costs or delays associated with unsuccessful clinical trials;
●	the inability to predict the timing of revenue from sales of a future product;
●	the extensive regulatory requirements and future developmental and regulatory challenges we will still face even if we obtain approval for a product candidate;
●	our ability to maintain orphan drug designation or obtain orphan drug exclusivity for our product candidates;

●	the potential oversight of programs or product candidates that may be more profitable or more successful;
●	our manufacturing processes may not be validated, and our methodology may not be accepted by the scientific community;
●	the ability to conduct clinical trials, because of difficulties enrolling patients or other reasons;
●	the costs and demands of being a publicly traded company may harm our business;
●	potential adverse effects resulting from failure to maintain effective internal controls;
●	our ability to comply with the applicable continued listing requirements of Nasdaq, including those related to the market value of our listed securities;
●	the potential negative impact on our securities price and trading volume if securities or industry analysts do not publish reports about us or if they adversely change their recommendations about our business;
●	the potential volatility of the market price for our ADSs;
●	the potential dilution of our shareholders’ potential ownership due to future issuances of share capital;
●	the requirement for holders of ADSs to act through the depositary to exercise their rights;
●	the potential limitations on ADS holders with respect to the transfer of their ADSs;
●	the risks of securities class action litigation; and
●	other risks and uncertainties, including those listed under described in Part I – Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”), as well as our subsequent reports filed with the SEC.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,845,606	$3,818,096
Investments	6,954,476	14,927,165
Prepaid expenses and other current assets	836,146	1,261,974
Total current assets	11,636,228	20,007,235
Intangible assets, net	333,334	383,334
Total assets	$11,969,562	$20,390,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,109,517	$1,262,222
Accrued expenses	1,757,390	2,538,457
Accrued interest and financing expense	1,146,251	1,146,251
Due to officers - short term	600,000	600,000
Total current liabilities	$6,613,158	5,546,930

Due to officers - long term	1,423,733	1,723,733
Total liabilities	$8,036,891	$7,270,663

Commitments and contingencies

Shareholders’ equity:
Ordinary shares, no par value per share, 5,000,000,000 authorized at June 30, 2026 and December 31, 2025, respectively - 70,294,615 (2,008,418 ADS’s) ordinary shares issued and outstanding at June 30, 2026 and 52,441,360 (1,498,325 ADS’s) ordinary shares issued and outstanding at December 31, 2025	$—	$—
Accumulated other comprehensive loss	(582)	(613)
Additional paid in capital	85,272,477	84,090,966
Accumulated deficit	(81,339,224)	(70,970,447)
Total shareholders’ equity	3,932,671	13,119,906

Total liabilities and shareholders’ equity	$11,969,562	$20,390,569

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating expenses
General and administrative	$1,846,406	$1,742,594	$3,543,854	$3,325,632
Research and development	3,627,168	2,050,585	7,060,930	4,424,724

Total operating expenses	5,473,574	3,793,179	10,604,784	7,750,356

Other (income) and expenses
Unrealized (gain) loss	(1,585)	6,004	11,715	5,878
Realized and accrued interest income	(100,947)	(103,245)	(247,722)	(248,117)
Total other income	(102,532)	(97,241)	(236,007)	(242,239)
Net loss	$(5,371,042)	$(3,695,938)	$(10,368,777)	$(7,508,117)

Other comprehensive loss
Foreign currency translation	(423)	—	31	—
Comprehensive loss	$(5,371,465)	$(3,695,938)	$(10,368,746)	$(7,508,117)

Loss per ADS
Loss per ADS
Basic	$(1.90)	$(6.28)	$(3.66)	$(12.79)
Fully-diluted	$(1.90)	$(6.28)	$(3.66)	$(12.79)

Weighted average number of ADS’s outstanding
Basic	2,832,915	588,166	2,831,948	587,253
Fully-diluted	2,832,915	588,166	2,831,948	587,253

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three and six months ended June 30, 2025

					Accumulated
			Additional		other
	Ordinary		Paid in	Accumulated	comprehensive
	Shares	ADS’s	Capital	Deficit	loss	Total
Balance at January 1, 2025	8,948,164	255,661	$64,370,465	$(55,165,792)	$—	$9,204,673
Net loss	—	—	—	(3,812,179)	—	(3,812,179)
Exercise of pre-funded warrants and warrants, net	11,637,666	332,505	172,958	—	—	172,958
Stock based compensation	—	—	360,357	—	—	360,357
Balance at March 31, 2025	20,585,830	588,166	64,903,780	(58,977,971)	—	5,925,809
Net loss	—	—	—	(3,695,938)	—	(3,695,938)
Stock based compensation	—	—	321,486	—	—	321,486
Balance at June 30, 2025	20,585,830	588,166	$65,225,266	$(62,673,909)	$—	$2,551,357

Three and six months ended June 30, 2026

					Accumulated
			Additional		other
	Ordinary		Paid in	Accumulated	comprehensive
	Shares	ADS’s	Capital	Deficit	loss	Total
Balance at January 1, 2026	52,441,360	1,498,325	$84,090,966	$(70,970,447)	$(613)	$13,119,906
Net loss	—	—	—	(4,997,735)	—	(4,997,735)
Exercise of pre-funded warrants and warrants, net	16,200,835	462,881	205,982	—	—	205,982
Stock based compensation	—	—	444,525	—	—	444,525
Cumulative Translation Adjustment	—	—	—	—	454	454
Balance at March 31, 2026	68,642,195	1,961,206	84,741,473	(75,968,182)	(159)	8,773,132
Net loss	—	—	—	(5,371,042)	—	(5,371,042)
Exercise of pre-funded warrants, net	1,652,420	47,212	(1,947)	—	—	(1,947)
Stock based compensation	—	—	532,951	—	—	532,951
Cumulative Translation Adjustment	—	—	—	—	(423)	(423)
Balance at June 30, 2026	70,294,615	2,008,418	$85,272,477	$(81,339,224)	$(582)	$3,932,671

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows used in operating activities:
Net loss	$(10,368,777)	$(7,508,117)
Stock based compensation	977,476	681,843
Amortization of intangibles	50,000	50,000
Realized and unrealized gain and accrued interest on investments	(164,018)	(140,996)
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	1,066,228	156,567
Decrease in prepaid expenses and other assets	425,828	480,193
Net cash used in operating activities	$(8,013,263)	$(6,280,510)

Cash flows provided by investing activities:
Purchase of investments	$(1,962,892)	$—
Proceeds from redemption of investments	10,099,599	4,452,701
Net cash provided by investing activities	$8,136,707	$4,452,701

Cash flows provided by financing activities:
Payment of amounts due to officers	$(300,000)	$(300,000)
Proceeds from exercise of warrants, net	204,035	172,958
Net cash used in financing activities	$(95,965)	$(127,042)

Effect of foreign exchange rate on changes on cash	31	—

Net change in cash and cash equivalents:	27,510	(1,954,851)
Cash and cash equivalents - beginning of period	3,818,096	3,623,343
Cash and cash equivalents - end of period	$3,845,606	$1,668,492

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

NOTE 1 – ORGANIZATION AND BUSINESS

Quoin Pharmaceuticals Ltd. (“Quoin Ltd.,” or the “Company”), formerly known as Cellect Biotechnology Ltd. (“Cellect”), is the holding company for Quoin Pharmaceuticals, Inc., a Delaware corporation (“Quoin Inc.”). Quoin Inc. was incorporated in Delaware on March 5, 2018. Quoin Inc. is the holding company for Quoin Therapeutics Ireland Limited (“Quoin Ireland”), an Irish private company limited by shares and Quoin Pharmaceuticals Japan KK (“Quoin Japan”), a Japanese joint-stock company. Quoin Ireland was incorporated in Ireland on November 26, 2024. Quoin Japan was incorporated in Japan on June 5, 2026. On October 28, 2021, Cellect completed the business combination with Quoin Inc., with Quoin Inc. surviving as a wholly-owned subsidiary of Cellect (the “Merger”). Immediately after completion of the Merger, Cellect changed its name to “Quoin Pharmaceuticals Ltd.”

The Company is a late-stage clinical specialty pharmaceutical company focused on the development and commercialization of therapeutic products that treat rare and orphan diseases for which there are currently either no approved or very limited treatments or cures. The Company’s lead product, QRX003, is under clinical development as a potential treatment for Netherton Syndrome (“NS”), a rare hereditary genetic disease. QRX003 is entering pivotal registrational clinical testing under an open Investigational New Drug (“IND”) application with the Food and Drug Administration (“FDA”). The Company has opened six clinical sites in the United States (“US”) along with international sites that are being opened in the UK, Spain, France and the Netherlands. QRX003 is currently being tested in eight pediatric NS patients in a Compassionate Use program in Ireland, Austria, the Netherlands and New Zealand and an additional 3 pediatric patients are expected to be enrolled this year. QRX003 is also being developed as a potential treatment for Peeling Skin Syndrome. The Company submitted an IND application for QRX003 in Peeling Skin Syndrome in the second quarter of 2026, which was cleared by the FDA on July 9, 2026, and plans to initiate a Phase 2/3 study in the second half of 2026. Quoin has also entered into 9 commercial partnerships for QRX003 spanning 61 countries outside of its core commercial territories of the US, Western Europe and Japan. These partnership countries include Canada, Australia/New Zealand, the Middle East, China, Taiwan, Hong Kong, Singapore, Israel, Central and Eastern Europe, Turkey as well as several countries in Latin America. To date, no products have been commercialized and no revenue has been generated by the Company. The Company has entered into a Research Agreement with the Queensland University of Technology (“QUT”) in Australia, under which the Company has obtained an option for a global license to QRX008 for the potential treatment of scleroderma, as well as a Research Agreement with The School of Pharmacy at University College Cork (“UCC”) for the development of novel topical formulations of rapamycin (sirolimus), QRX009, as potential treatments for a number of rare and orphan diseases for which there are either limited or no approved therapies or cures, including Pachyonychia Congenita, Gorlin Syndrome, Tuberous Sclerosis Complex, microcystic lymphatic malformations, venous malformations and angiofibromas, as well as other indications that the Company is assessing. The Company is planning to initiate investigator-led clinical studies in Pachyonychia Congenita, Gorlin Syndrome and Tuberous Sclerosis Complex.

NOTE 2 – LIQUIDITY RISKS AND OTHER UNCERTAINTIES

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. The Company has incurred net losses every year since inception and has an accumulated deficit of approximately $81.3 million at June 30, 2026. The Company has a limited operating history and has historically funded its operations through its founders’ funding expenditures and debt and equity financings. At June 30, 2026, the Company had cash and cash equivalents balances totaling $3.8 million and investments of $7.0 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2026 and for the three and six months then ended. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2025 and for the year then ended which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 26, 2026.

Principles of Consolidation:

The accompanying unaudited condensed consolidated financial statements include the accounts of Quoin Pharmaceuticals Ltd. and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The functional currencies of Quoin Ireland and Quoin Japan, wholly-owned subsidiaries of the Company, are remeasured into U.S. dollars using the exchange rate in effect at the consolidated balance sheet date. The Company translates the assets and liabilities of its Ireland and Japan subsidiaries into the United States dollar at the exchange rate in effect on the balance sheet date and those unrealized gains and losses are reported in other comprehensive income. Expenses are remeasured using the average exchange rate in effect during the period. Gains and losses arising from remeasurement of the wholly owned subsidiary’s financial statements are included in the determination of net loss.

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

In addition to the significant expense categories included within consolidated net loss presented on the Company’s unaudited condensed consolidated statements of operations, see below for disaggregated amounts that comprise research and development expenses:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
External clinical development expenses	$2,475,836	$1,637,683	$4,959,301	$3,334,914
Personnel related and stock-based compensation	1,027,495	258,072	1,749,752	687,490
Other research and development expenses	123,837	154,830	351,877	402,320
Total research and development expenses	$3,627,168	$2,050,585	$7,060,930	$4,424,724

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

For the three and six months ended June 30, 2026 and 2025, the number of shares excluded from the diluted net earnings (loss) per share included outstanding warrants to purchase 8,884,325 ADSs and outstanding stock options to purchase 1,025,618 ADSs, and outstanding warrants to purchase 1,108,159 ADSs and outstanding stock options to purchase 180,055 ADSs, respectively, as their inclusion in the denominator would be anti-dilutive. For the three and six months ended June 30, 2026 and 2025, basic and diluted net earnings (loss) per share included 824,498 ADS and 256,809 ADS respectively issuable with respect to unexercised prefunded warrants.

NOTE 4 – ACCRUED INTEREST AND FINANCING EXPENSE

On October 2, 2020, Quoin Inc. issued promissory notes (the “2020 Notes”) to certain investors (“2020 Noteholders”). The 2020 Notes were mandatorily convertible into 12 ADSs, subject to adjustment and were converted in 2021. The ADSs issued to the 2020 Noteholders did not include accrued interest. Two of the five 2020 Noteholders received their amount due during the year ended December 31, 2022 and the Company’s estimate of the liability to the remaining three 2020 Noteholders was estimated to be $1,146,000 as of June 30, 2026 and December 31, 2025. Two of the remaining three 2020 Noteholders are related parties to the Company, the aggregate estimated liability to these parties was $339,000 as of June 30, 2026 and December 31, 2025.

There was no interest expense recognized in both the three and six month periods ended June 30, 2026 and 2025.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy at June 30, 2026 and December 31, 2025 and which are classified as trading securities:

June 30, 2026	Level 1	Level 2	Level 3	Total
US Treasury Bills and Notes	$8,451,461	$—	$—	$8,451,461
Total available-for-sale securites	8,451,461	—	—	8,451,461
Less: amounts classified as cash equivalents	(1,496,985)	—	—	(1,496,985)
Amounts classified as short-term investments	$6,954,476	$—	$—	$6,954,476

December 31, 2025	Level 1	Level 2	Level 3	Total
US Treasury Bills and Notes	$14,927,165	$—	$—	$14,927,165
Total Assets	$14,927,165	$—	$—	$14,927,165

NOTE 6 – STOCK BASED COMPENSATION

The following table summarizes stock option activities:

		Weighted	Weighted
	ADS	Average	Average
	Underlying	Exercise	Contractual
	Options	Price	Terms
Outstanding at December 31, 2025	215,957	$42.83	9.30
Granted	809,661	7.37	—
Outstanding at June 30, 2026	1,025,618	$14.84	9.43

Exercisable options at June 30, 2026	42,069	$148.08	8.62

The intrinsic value of outstanding options at June 30, 2026 was $0.

Stock options granted during the six months ended June 30, 2026 were valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

June 30,
2026
Expected volatility	118.7%
Risk-free interest rate	4.0%
Expected dividend yield	0.0%
Expected life of options in years	6.4
Exercise Price	$7.37
Fair value of common stock	$7.37
Estimate fair value of option	$6.51

Stock based compensation expense was approximately $532,000 ($280,000 included in research and development expense and $252,000 included in general and administrative expenses) in the three months ended June 30, 2026. Stock based compensation expense was approximately $977,000 ($502,000 included in research and development expense and $475,000 included in general and administrative expenses) in the six months ended June 30, 2026.

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

At June 30, 2026, the total unrecognized compensation expense related to non-vested options was approximately $6.8 million and is expected to be recognized over the remaining weighted average service period of approximately 3.47 years.

NOTE 7 – PREPAID EXPENSES

Prepaid expenses are as follows:

	June 30,	December 31,
	2026	2025
Prepaid R&D costs	$675,978	$920,947
Prepaid insurance	108,501	277,808
Other prepaid expense	51,667	63,219
Deferred offering costs (note 13)	—	—
Total	$836,146	$1,261,974

NOTE 8 – ACCRUED EXPENSES

Accrued expenses are as follows:

	June 30,	December 31,
	2026	2025
Research contract expenses (note 12)	$357,620	$934,524
Payroll (note 11)	970,464	1,023,295
Payroll taxes (note 11)	71,705	54,936
Accrued severance	175,116	391,926
Professional fees	87,247	96,848
Other expenses	95,238	36,928
Total	$1,757,390	$2,538,457

NOTE 9 – IN-LICENSED TECHNOLOGY

Skinvisible:

In October 2019, Quoin Inc. entered into the Exclusive Licensing Agreement (as amended from time to time, the “License Agreement”) with Skinvisible Pharmaceuticals, Inc. (“Skinvisible”), under which Skinvisible granted the Company an exclusive royalty-bearing license relating to the production and manufacture of prescription drug products related to certain patents held by Skinvisible, including those related to QRX003 and QRX004. The Company made Skinvisible a one-time non-refundable, non-creditable license fee of $1 million (the “License Fee”). In addition, the Company agreed to pay Skinvisible a single digit royalty percentage of the Company’s net sales revenues for any licensed product covered by the patent rights licensed under the License Agreement. The Company also agreed to pay Skinvisible 25% of any revenues the Company receives as royalties in the event that the Company sublicenses any licensed products to a third party. The License Agreement also requires that the Company make a one-time $5 million payment to Skinvisible upon receiving approval in the U.S. or European Union, whichever occurs first, for the first drug product developed using intellectual property licensed thereunder. There were no milestone or royalty obligations due at June 30, 2026 and December 31, 2025.

NOTE 10 – INTANGIBLE ASSETS

Intangible assets are as follows:

	June 30,	December 31,
	2026	2025
Technology license – Skinvisible	$1,000,000	$1,000,000
Total cost	1,000,000	1,000,000
Accumulated amortization	(666,666)	(616,666)
Net book value	$333,334	$383,334

The Company recorded amortization expense of approximately $25,000 and $25,000 in the three months ended June 30, 2026 and 2025, respectively. The Company recorded amortization expense of approximately $50,000 and $50,000 in the six months ended June 30, 2026 and 2025, respectively. The annual amortization expense expected to be recorded for existing intangible assets for the years 2026 through 2029, is approximately $50,000, $100,000, $100,000 and $83,000, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

Due to Officers/Founders:

Due to the limited funding of Quoin Inc. prior to the consummation of the Merger, the compensation, including salary, office and car allowances and other benefits, due to Dr. Myers and Ms. Carter under their respective employment agreements, as well as reimbursement of expenses and other amounts paid by Dr. Myers and Ms. Carter to third parties on behalf of Quoin Inc., were not paid by Quoin Inc. to Dr. Myers and Ms. Carter, and were accrued as indebtedness to Dr. Myers and Ms. Carter. Following the closing of the Merger, Quoin Inc. began making payments of $25,000 per month to each of Dr. Myers and Ms. Carter to repay the above-described non-interest-bearing indebtedness. The Company repaid $75,000 and $75,000 of such indebtedness to Dr. Myers and $75,000 and $75,000 to Ms. Carter in the three months ended June 30, 2026 and 2025, respectively. The Company repaid $150,000 and $150,000 of such indebtedness to Dr. Myers and $150,000 and $150,000 to Ms. Carter in the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, approximately $1.2 million and $0.8 million of such indebtedness was outstanding to Dr. Myers and Ms. Carter, respectively.

Amounts due to officers at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
Salaries and other compensation	$2,023,733	$2,323,733
Less: Short-term portion	(600,000)	(600,000)
Long-term portion	$1,423,733	$1,723,733

Interest Payable:

See Note 4 for interest payable on the 2020 Notes.

NOTE 12 – RESEARCH AGREEMENTS AND COMMITMENTS

In November 2020, the Company, through its subsidiary Quoin Inc., entered into a Master Service Agreement with Therapeutics Inc. for the management of the pre - clinical and clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement was three years with automatic one year extensions, and the agreement required the execution of individual work orders. The Company may terminate any work order for any reason with 90 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Therapeutics Inc. A work order was entered into in June 2022 for the first QRX003 clinical study at an expected estimated cost of approximately $4.4 million. An additional change order was entered into in December 2022 for a second QRX003 clinical study at an expected estimated cost of approximately $830,000. An amended and restated change order for the two studies was entered into in December 2024 at an estimated total remaining cost from August 2024 of approximately $3.6 million for the two studies combined. A further amended and restated change order for the additional studies initiated and planned for 2026 was entered into in July 2026 for expected costs of approximately $3 million. For the three and six months ended June 30, 2026 and 2025, the Company incurred research and development expenses under these agreements of approximately $303,000 and $1.4 million and $348,000 and $759,000 respectively. During the three months ended June 30, 2026, the Company received a credit of approximately $377,000 applied to prior expenses incurred during the period of November 2025 to March 2026.

In November 2021, the Company entered into a research agreement with Queensland University of Technology (QUT) for a pre-clinical research program for the development of a product to treat Netherton Syndrome of approximately $250,000. In May 2022, the Company entered into a second research agreement with QUT for the development of a product to treat Scleroderma of approximately $610,000. Each agreement remains in place until the completion of the research program, which in each case was initially anticipated to be 18 months from execution. For the three and six months ended June 30, 2026 and 2025, the Company incurred no research and development costs related to these agreements. In July 2025 the Company announced that, in light of the expected near - term completion of the QRX003 clinical program for Netherton Syndrome, the Company has discontinued the Netherton Syndrome research program with QUT. The Company is planning to schedule a meeting with QUT to discuss the future direction of the Scleroderma research program.

In June 2024, the Company signed a research agreement with The School of Pharmacy at University College Cork, Ireland (UCC). The scope of the agreement encompasses the development of novel topical formulations of rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are currently no approved therapies or cures. Under the terms of the agreement, based on the achievement of certain milestones, the Company will fund up to approximately €567,000 ($655,000) plus VAT over an anticipated 2-1/2 year period to support the UCC research program to investigate the development of a number of topical rapamycin formulations for future development as potential treatments for several rare and orphan diseases. Following completion of the research program, the Company will have the option to advance the clinical development of rapamycin formulations developed by UCC. For the three and six months ended June 30, 2026 and 2025, the Company incurred research and development expenses under these agreements of approximately $0 and $0 and $60,000 and $120,000 respectively.

In February 2026, the Company signed a research agreement with Evestia Clinical Limited for the management of the UK and European clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement is five years and the agreement requires the execution of individual work orders. Quoin Inc. may terminate any work order for any reason with 30 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Evestia Clinical Limited. A work order was entered into in March 2026 for the first QRX003 UK and European clinical study at an expected estimated cost of approximately $800,000. For the three and six months ended June 30, 2026, the Company incurred research and development expenses under this agreement of approximately $280,000 and $344,000 respectively.

In April 2026, the Company, through its subsidiary Quoin Inc., signed a research agreement with Sapro Consulting Pty Limited for the management of a pharmacokinetic study of QRX009. The Company may terminate the agreement for any reason with 30 days written notice subject to costs incurred through termination unless there is a material breach by Sapro Consulting Pty Limited. The agreement covers an expected estimated cost of approximately AUD$1.8 million ($1.3 million). For the three and six months ended June 30, 2026, the Company incurred research and development expenses under this agreement of approximately$91,000 respectively.

Performance milestones and Royalties

See Note 9 for asset and in-licensed technology commitments.

NOTE 13 – SHAREHOLDERS’ EQUITY

In the six months to June 30, 2026, certain investors in the October 2025 Private Placement exercised (i) 485,093 October 2025 Pre-Funded Warrants and (ii) 25,000 Series H Warrants, resulting in net proceeds to the Company of approximately $204,000.

Warrants

The following table summarizes warrant activities during the six months ended June 30, 2026:

		Weighted
	ADSs	Average
	Underlying	Exercise Price
	Warrants	Per ADS
Outstanding and exercisable at December 31, 2025	10,241,240	$10.59
Exercised Pre-Funded Warrants	(485,093)	—
Exercised Warrants	(25,000)	9.08
Expired	(22,324)	56.00
Outstanding and exercisable at June 30, 2026	9,708,823	$11.02

As of June 30, 2026, outstanding Warrants expire through 2030, and the outstanding Warrants have an approximate intrinsic value of $4.0 million.

NOTE 14 – CONTINGENCIES

From time to time, the Company may become involved in various legal matters arising in the ordinary course of business. Management is unaware of any matters requiring accrual for related losses in the unaudited condensed consolidated financial statements.

NOTE 15 – LICENSE AGREEMENTS

As of June 30, 2026, the Company had nine commercial license and supply agreements outstanding, whereby the Company will receive a royalty or other proceeds from the specified product revenues from the licensor, if and when the underlying products are approved and commercialized or sold via compassionate use or early access programs. No royalty revenues have been received through June 30, 2026 from any of these agreements.

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

Overview

We are a late-stage clinical specialty pharmaceutical company focused on the development and commercialization of therapeutic products that treat rare and orphan diseases for which there are currently either no approved or very limited treatments or cures. Our lead product, QRX003, is under clinical development as a potential treatment for Netherton Syndrome, a rare hereditary genetic disease. QRX003 is entering pivotal registrational clinical testing under an open IND application with the FDA. We have opened six clinical sites in the U.S. along with international sites that are being opened in the UK, Spain, France and the Netherlands. QRX003 is currently being tested in eight pediatric NS patients in a Compassionate Use program in Ireland, Austria, the Netherlands and New Zealand and an additional 3 pediatric patients are expected to be enrolled this year. QRX003 is also being developed as a potential treatment for Peeling Skin Syndrome. We submitted an IND application for QRX003 in Peeling Skin Syndrome in the second quarter of 2026, which was cleared by the FDA on July 9, 2026 and plan to initiate a Phase 2/3 study in the second half of 2026. We have also entered into 9 commercial partnerships for QRX003 spanning 61 countries outside of our core commercial territories of the U.S., Western Europe and Japan. These partnership countries include Canada, Australia, New Zealand, the Middle East, China, Taiwan, Hong Kong, Singapore, Israel, Central and Eastern Europe, Turkey as well as several countries in Latin America. We entered into a Research Agreement with QUT, under which we have obtained an option for a global license to QRX008 for the potential treatment of scleroderma, as well as a Research Agreement with UCC for the development of novel topical formulations of rapamycin (sirolimus), QRX009, as potential treatments for a number of rare and orphan diseases for which there are either limited or no approved therapies or cures, including Pachyonychia Congenita, Gorlin Syndrome, Tuberous Sclerosis Complex, microcystic lymphatic malformations, venous malformations and angiofibromas, as well as other indications that the Company is assessing. We are planning to initiate investigator-led clinical studies in Pachyonychia Congenita, Gorlin Syndrome and Tuberous Sclerosis Complex.

Our mission is to develop and commercialize proprietary therapeutic drug products that treat rare and orphan diseases, particularly for those diseases where no approved treatment currently exists. To achieve this, we plan to:

●	complete the late-stage clinical testing of QRX003 in NS and, if successful, file for marketing approval in the United States, Europe, Japan and the other territories for which we have commercial agreements in place;
●	prepare to commercialize QRX003 by (i) establishing our own sales infrastructure in the U.S., Europe, and Japan and (ii) work with our distribution partners to commercialize the product in Canada, Australia/New Zealand, the Middle East, China, Hong Kong, Taiwan, Latin America, Central and Eastern Europe, Turkey and Singapore;
●	continue the development of QRX003 for Peeling Skin Syndrome and related rare, genetic skin diseases;
●	commence clinical testing of topical rapamycin, QRX009, in the selected indications; and
●	pursue business development activities by seeking partnering, licensing, merger and acquisition opportunities or other transactions to further expand our pipeline and drug-development capabilities.

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

Recent Developments

Regulatory Updates

On January 20, 2026, we filed an application for Breakthrough Medicine Designation with the Saudi Food and Drug Authority (SFDA) for QRX003 for the treatment of Netherton Syndrome. The SFDA’s Breakthrough Medicine Designation program is designed to expedite the development, review, and potential availability of medicines that address serious or life-threatening conditions with high unmet medical need and which meet SFDA eligibility requirements. If granted, the designation will allow for accelerated regulatory review and could enable earlier patient access in Saudi Arabia.

On January 27, 2026, we filed an application for Orphan Drug Designation (ODD) with the Japanese Ministry of Health, Labour and Welfare (MHLW) for QRX003 for the treatment of Netherton Syndrome. The MHLW’s Orphan Drug Designation program provides orphan status to therapies intended for the treatment, diagnosis, or prevention of rare diseases that affect fewer than 50,000 people in Japan. This designation provides certain benefits, including R&D subsidies, tax credits for qualified clinical testing, reduction of MHLW application fees, priority review and ten years of market exclusivity. On June 4, 2026, Japan’s MHLW granted the ODD designation to QRX003 for the treatment of Netherton Syndrome.

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

On April 28, 2026, we provided a clinical and regulatory update for our QRX009 topical rapamycin development program announcing the planned initiation of an investigator-led clinical study in Pachyonychia Congenita led by Professor Edel O’Toole, Queen Mary University of London as well as additional investigator-led studies in Gorlin Syndrome and Tuberous Sclerosis Complex. In addition, we announced that we were targeting to submit an IND to the FDA for an additional indication in the third quarter of 2026.

On June 2, 2026, we submitted our IND application for QRX003 in Peeling Skin Syndrome to the FDA and IND clearance to initiate a Phase 2 study of QRX003 in Peeling Skin Syndrome was received from the FDA on July 9, 2026.

On June 16, 2026, we provided a clinical update from our ongoing pediatric Netherton Syndrome compassionate use program. Four of six patients participating in the program were classified as “improved” or “significantly improved” from baseline assessment across key clinical endpoints. All six patients are under 10 years of age, the youngest being 6 months old and treatment duration at the time of release ranged from 3 weeks to 15 months. Furthermore, no treatment-related adverse events were reported for all six patients.

On June 23, 2026, we received conditional FDA approval of QYLEKI as the proposed brand name for QRX003 for Netherton Syndrome.

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

Future research and development expenses may include:

●	employee-related expenses, such as salaries, bonuses and benefits, consultant-related expenses, share-based compensation, overhead - related expenses and travel - related expenses for our research and development personnel;
●	expenses incurred under agreements with CROs, as well as consultants that support the implementation of the clinical studies described above;
●	manufacturing and packaging costs in connection with conducting clinical trials and for stability and other studies required to support the NDA filing as well as manufacturing drug product for commercial launch;
●	formulation, research and development expenses related to QRX003, QRX009; and other product candidates we may choose to develop;
●	costs for sponsored research; and
●	costs for commercial launch preparation should one of our products receive regulatory approval.

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

Results of Operations – Three months ended June 30, 2026 compared to the three months ended June 30, 2025

The following table sets forth our results of operations for the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	Three months ended June 30,
	2026	2025	Change
Operating Expenses
General and administrative	$1,846,406	$1,742,594	$103,812
Research and development	3,627,168	2,050,585	1,576,583
Total operating expenses	5,473,574	3,793,179	1,680,395
Other (income) and expenses
Unrealized (gain)/loss	(1,585)	6,004	(7,589)
Realized and accrued interest income	(100,947)	(103,245)	2,298
Total other income	(102,532)	(97,241)	(5,291)
Net loss	$(5,371,042)	$(3,695,938)	$(1,675,104)

General and Administrative Expenses

General and administrative expenses were approximately $1,846,000 and $1,743,000, in the three months ended June 30, 2026 and 2025, respectively, representing an increase of $103,000, or approximately 5.9%. The increase was primarily due to an increase of $16,000 in commercial expenses, $32,000 in payroll and benefits, $64,000 in consulting costs, $50,000 in legal and professional fees and $17,000 in non-cash stock-based compensation expense offset by a decrease of $58,000 in board of director fees as a result of the grant of options in lieu of cash compensation for which the expense is recognized over the vesting period of the options, $10,000 in costs associated with being a public company.

Research and Development Expenses

Our research and development expenses during the three months ended June 30, 2026 and 2025 were approximately $3,627,000 and $2,051,000, respectively, representing an increase of $1,576,000, or approximately 76.8%. The increase was primarily due to $1,045,000 in increased external expenditures on our development programs, including work related to the clinical studies for the development of QRX003 and QRX009, an increase of payroll and benefits of $337,000 and $194,000 of non-cash stock-based compensation expense.

We amortize licensed or acquired intellectual property over its expected useful life, included in research and development expenses set out above. Amortization of intangible assets was approximately $25,000 and $25,000 in each of the three month periods ended June 30, 2026 and 2025.

Other Expenses:

We had approximately $2,000 in unrealized gain and $101,000 in realized and accrued interest income in the three months ended June 30, 2026 from our cash and cash equivalents and investments in marketable debt securities. We had approximately $6,000 in unrealized loss and $103,000 in realized and accrued interest income in the three months ended June 30, 2025 from our cash and cash equivalents and investments in marketable debt securities.

Results of Operations – Six months ended June 30, 2026 compared to the six months ended June 30, 2025

The following table sets forth our results of operations for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Six months ended June 30,
	2026	2025	Change
Operating Expenses
General and administrative	$3,543,854	$3,325,632	$218,222
Research and development	7,060,930	4,424,724	2,636,206
Total operating expenses	10,604,784	7,750,356	2,854,428
Other (income) and expenses
Unrealized loss	11,715	5,878	5,837
Realized and accrued interest income	(247,722)	(248,117)	395
Total other income	(236,007)	(242,239)	6,232
Net loss	$(10,368,777)	$(7,508,117)	$(2,860,660)

General and Administrative Expenses

General and administrative expenses were approximately $3,544,000 and $3,326,000, in the six months ended June 30, 2026 and 2025, respectively, representing an increase of $218,000, or approximately 6.6%. The increase was primarily due to an increase of $88,000 in commercial expenses, $102,000, in payroll and benefits, $38,000 in legal and professional fees and $132,000 in consulting costs offset by a decrease of $115,000 in board of director fees as a result of the grant of options in lieu of cash compensation for which the expense is recognized over the vesting period of the options, $11,000 in travel costs and $13,000 in insurance costs.

Research and Development Expenses

Our research and development expenses during the six months ended June 30, 2026 and 2025 were approximately $7,061,000 and $4,425,000, respectively, representing an increase of $2,636,000, or approximately 59.6%. The increase was primarily due to $1,852,000 in increased external expenditures on our development programs, including work related to the clinical studies for the development of QRX003 and QRX009, an increase of payroll and benefits of $489,000 and $296,000 of non-cash stock-based compensation expense.

We amortize licensed or acquired intellectual property over its expected useful life, included in research and development expenses set out above. Amortization of intangible assets was approximately $50,000 and $50,000 in each of the six month periods ended June 30, 2026 and 2025.

Other Expenses:

We had approximately $12,000 in unrealized loss and $248,000 in realized and accrued interest income in the six months ended June 30, 2026 from our cash and cash equivalents and investments in marketable debt securities. We had approximately $6,000 in unrealized loss and $248,000 in realized and accrued interest income in the six months ended June 30, 2025 from our cash and cash equivalents and investments in marketable debt securities.

Liquidity and Capital Resources

We have incurred net losses every year since inception and had an accumulated deficit of approximately $81.3 million at June 30, 2026. We have a limited operating history and have historically funded our operations through our founders’ funding expenditures and debt and equity financings. We incurred net losses of approximately $10.4 million and negative cash flows from operations of $8.0 million for the six months ended June 30, 2026. At June 30, 2026, we had cash and cash equivalent balances totaling $3.8 million and investments of $7.0 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of planned clinical trials and our expenditures on other research and development activities. Based upon our current business plans and cash, cash equivalents and investments on hand, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of the filing of this Quarterly Report on Form 10-Q. In order to address our capital needs, we intend to consider multiple alternatives, including, but not limited to, the sale of additional equity or debt securities or other debt instruments, collaborative, strategic and/or licensing relationships or grants to support our future operations. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. In addition, any exercise of our outstanding warrants is at the discretion of the warrant holders and is dependent, in part, upon the market price of our ADSs. There can be no assurance that any of our outstanding warrants will ever be in-the-money prior to their expiration and, as such, our outstanding warrants may expire without being exercised. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. We continue to seek sources of financing to fund our continued operations and research and development programs. If we are unable to obtain additional funding when it becomes necessary, the development of our product candidates will be impacted and we would likely be forced to delay, reduce, or terminate some or all of our development programs or cease operations altogether, all of which could have a material adverse effect on our business, results of operations and financial condition.

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

Adequate additional funding may not be available to us on acceptable terms, or at all. In addition, the right of participation in certain subsequent financings, which was granted to the purchasers in our October 2025 private placement, may limit our ability to raise capital. If we are unable to raise capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of QRX003 and QRX009, any future product candidate, or potentially discontinue operations.

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

Summary Statement of Cash Flows

As of June 30, 2026, we had approximately $10,800,000 in cash and cash equivalents and investments in marketable securities. The table below presents our cash flows for the six month periods ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025
Net cash used in operating activities	$(8,013,263)	$(6,280,510)
Net cash provided by investing activities	8,136,707	4,452,701
Net cash used in financing activities	(95,965)	(127,042)
Effect of exchange rate fluctuations on cash	31	—
Net change in cash and cash equivalents	$27,510	$(1,954,851)

Operating Activities

Net cash used in operating activities was approximately $8,013,000 and $6,281,000 in the six months ended June 30, 2026 and 2025, respectively. The increase in 2026 was mostly due to an increase in net loss, offset by an increase in stock-based compensation, and an increase in accounts payable and accrued expenses.

Investing Activities

Net cash provided by investment activities was approximately $8,137,000 and $4,453,000 in the six months ended June 30, 2026 and 2025, respectively. The cash provided in investing activities for the six months ended June 30, 2026 consisted of net sales of US Treasury Bills and Notes. The cash provided in investing activities for the six months ended June 30, 2025 consisted of net sales of US Treasury Bills and Notes.

Financing Activities

Net cash used in financing activities was approximately $96,000 for the six months ended June 30, 2026, which included the repayments of amounts due to officers of $300,000, partially offset by the receipt of approximately $204,000 in net proceeds from the exercise of warrants. Net cash used by financing activities was approximately $127,000 for the six months ended June 30, 2025, which included the repayments of amounts due to officers of $300,000, partially offset by the receipt of approximately $173,000 in net proceeds from the exercise of warrants.

Research and Development Commitments

In October 2019, we, through our subsidiary Quoin Inc., entered into the Licensing Agreement with Skinvisible, under which Skinvisible granted us an exclusive royalty-bearing license relating to the production and manufacture of prescription drug products related to certain patents held by Skinvisible, including those related to QRX003 and QRX004. We made Skinvisible a one-time non-refundable, non-creditable license fee of $1 million (the “License Fee”). In addition, we agreed to pay Skinvisible a single digit royalty percentage of our net sales revenues for any licensed product covered by the patent rights licensed under the License Agreement. We also agreed to pay Skinvisible 25% of any revenues we receive as royalties in the event that we sublicense any licensed products to a third party. The License Agreement also requires that we make a $5 million payment to Skinvisible upon receiving approval in the U.S. or European Union, whichever occurs first, for the first drug product developed using intellectual property licensed thereunder.

In November 2020, we, through our subsidiary Quoin Inc., entered into a Master Service Agreement with Therapeutics Inc. for the management of the pre-clinical and clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement was three years with automatic one-year extensions, and the agreement required the execution of individual work orders. We may terminate any work order for any reason with 90 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Therapeutics Inc. A work order was entered into in June 2022 for the first QRX003 clinical study at an expected estimated cost of approximately $4.4 million through 2024. An additional change order was entered into in December 2022 for a second QRX003 clinical study at an expected estimated cost of approximately $830,000. An amended and restated change order for the two studies was entered into in December 2024 at an estimated total remaining cost from August 2024 of approximately $3.6 million for the two studies combined. A further amended and restated change order for the additional studies initiated and planned for 2026 was entered into in July 2026 for an expected costs of approximately $3 million. For the three and six months ended June 30, 2026 and 2025, we incurred research and development expenses under these agreements of approximately $303,000 and $1.4 million and $348,000 and $759,000 respectively. During the three months ended June 30, 2026, the Company received a credit of approximately $377,000 applied to prior expenses incurred during the period of November 2025 to March 2026.

In November 2021, we entered into a research agreement with Queensland University of Technology (QUT) for a pre-clinical research program for the development of a product to treat Netherton Syndrome of approximately $250,000. In May 2022, we entered into a second research agreement with QUT for the development of a product to treat Scleroderma of approximately $610,000. Each agreement remains in place until the completion of the research program, which in each case was initially anticipated to be 18 months from execution. For the three and six months ended June 30, 2026 and 2025, we incurred no research and development costs related to these agreements. In July 2025 we announced that, in light of the expected near-term completion of the QRX003 clinical program for Netherton Syndrome, we have discontinued the Netherton Syndrome research program with QUT. We are planning to schedule a meeting with QUT to discuss the future direction of the Scleroderma research program.

On June 10, 2024, we entered into a research agreement with The School of Pharmacy at UCC. The scope of the agreement encompasses the development of novel topical formulations of Rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are currently very limited or no approved therapies or cures. Under the terms of the agreement, based on the achievement of certain milestones, we will fund up to approximately €567,000 ($655,000) plus VAT over an anticipated 2-1/2 year period to support the UCC research program to investigate the development of a number of topical rapamycin formulations for future development as potential treatments for several rare and orphan diseases. Following completion of the research program, we will have the option to advance the clinical development of rapamycin formulations developed by UCC. Work on this research project commenced in December 2024. For the three and six months ended June 30, 2026 and 2025, we incurred research and development expenses under these agreements of approximately $0 and $0 and $60,000 and $120,000 respectively.

In February 2026, we, through our subsidiary Quoin Inc., signed a research agreement with Evestia Clinical Limited for the management of the UK and European clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement is five years and the agreement requires the execution of individual work orders. We may terminate any work order for any reason with 30 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Evestia Clinical Limited. A work order was entered into in March 2026 for the first QRX003 UK and European clinical study at an expected estimated cost of approximately $800,000. For the three and six months ended June 30, 2026, we incurred research and development expenses under this agreement of approximately $280,000 and $344,000 respectively.

In April 2026, we, through our subsidiary Quoin Inc., signed a research agreement with Sapro Consulting Pty Limited for the management of a pharmacokinetic study of QRX009. We may terminate the agreement for any reason with 30 days written notice subject to costs incurred through termination unless there is a material breach by Sapro Consulting Pty Limited. The agreement covers an expected estimated cost of approximately AUD$1.8 million ($1.3 million). For the three and six months ended June 30, 2026, we incurred research and development expenses under this agreement of approximately $91,000 respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2026, we had an accumulated deficit of $81.3 million, cash and cash equivalents balances totaling $3.8 million and investments of $7.0 million. Despite our financing in October 2025, based upon our current business plans and cash, cash equivalents and investments on hand, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of at least one year from the date of the filing of this Quarterly Report on Form 10-Q. We will need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or other arrangements to support our future operations. There can be no assurance that we will be successful in accomplishing these objectives. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions. Without such additional capital, we may be required to curtail or cease operations and be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the second quarter of 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

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

Quoin Pharmaceuticals Ltd.

August 14, 2026	By:	/s/ Sally Lawlor
Name: Sally Lawlor
Title: Chief Financial Officer