Form 10-Q
period 2026-09-30
Quoin Pharmaceuticals Ltd.
filed 2026-11-05
CIK 1671502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of November 2, 2026, the registrant had 168,145,655 ordinary shares, no par value per share, outstanding, and 4,804,162 ADSs outstanding (assuming all ordinary shares are represented by ADSs), with each ADS representing thirty-five (35) ordinary shares.

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

Important factors that could cause actual results, developments and business decisions to differ materially from those anticipated in these forward-looking statements include, among other things:

●	our limited operating history and the difficulties encountered by a small developing company;
●	our history of losses and inability to fund our business from operations may require us in the future to obtain additional capital the terms of which may not be on acceptable terms, or at all;
●	our lack of revenue and potential inability to be profitable;
●	uncertainties of cash flows and inability to meet working capital needs;
●	our ability to obtain regulatory approvals;
●	our ability to generate favorable pre-clinical and clinical trial results;
●	our ability to identify and develop potential product candidates;
●	additional costs or delays associated with unsuccessful clinical trials;
●	the inability to predict the timing of revenue from sales of a future product;
●	the extensive regulatory requirements and future developmental and regulatory challenges we will still face even if we obtain approval for a product candidate;
●	our ability to maintain orphan drug designation or obtain orphan drug exclusivity for our product candidates;
●	the potential oversight of programs or product candidates that may be more profitable or more successful;
●	our manufacturing processes may not be validated, and our methodology may not be accepted by the scientific community;

●	the ability to conduct clinical trials, because of difficulties enrolling patients or other reasons;
●	the costs and demands of being a publicly traded company may harm our business;
●	potential adverse effects resulting from failure to maintain effective internal controls;
●	our ability to comply with the applicable continued listing requirements of Nasdaq, including those related to the market value of our listed securities;
●	the potential negative impact on our securities price and trading volume if securities or industry analysts do not publish reports about us or if they adversely change their recommendations about our business;
●	the potential volatility of the market price for our ADSs;
●	the potential dilution of our shareholders’ potential ownership due to future issuances of share capital;
●	the requirement for holders of ADSs to act through the depositary to exercise their rights;
●	the potential limitations on ADS holders with respect to the transfer of their ADSs;
●	the risks of securities class action litigation; and
●	other risks and uncertainties, including those described in Part I – Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”), as well as our subsequent reports filed with the SEC.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,099,800	$3,818,096
Investments	23,083,738	14,927,165
Prepaid expenses and other current assets	1,216,529	1,261,974
Total current assets	34,400,067	20,007,235

Prepaid expenses - long term	38,643	—
Intangible assets, net	308,334	383,334
Total assets	$34,747,044	$20,390,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,578,247	$1,262,222
Accrued expenses	2,597,281	2,538,457
Accrued interest and financing expense	—	1,146,251
Due to officers - short term	600,000	600,000
Total current liabilities	4,775,528	5,546,930

Due to officers - long term	1,273,733	1,723,733
Total liabilities	$6,049,261	$7,270,663

Commitments and contingencies

Shareholders’ equity:
Ordinary shares, no par value per share, 5,000,000,000 authorized at September 30, 2026 and December 31, 2025, respectively - 168,145,655 (4,804,162 ADSs) ordinary shares issued and outstanding at September 30, 2026 and 52,441,360 (1,498,325 ADSs) ordinary shares issued and outstanding at December 31, 2025	$—	$—

Accumulated other comprehensive income (loss)	2,134	(613)
Additional paid in capital	114,905,632	84,090,966
Accumulated deficit	(86,209,983)	(70,970,447)
Total shareholders’ equity	28,697,783	13,119,906

Total liabilities and shareholders’ equity	$34,747,044	$20,390,569

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating expenses
General and administrative	$2,267,412	$1,738,751	$5,811,266	$5,064,383
Research and development	2,655,600	2,281,174	9,716,530	6,705,898
Total operating expenses	4,923,012	4,019,925	15,527,796	11,770,281

Other (income) and expenses
Unrealized (gain) loss	72,865	(9,494)	84,580	(3,616)
Realized and accrued interest income	(125,118)	(62,266)	(372,840)	(310,383)
Total other income	(52,253)	(71,760)	(288,260)	(313,999)
Net loss	$(4,870,759)	$(3,948,165)	$(15,239,536)	$(11,456,282)

Other comprehensive loss
Foreign currency translation	2,716	—	2,747	—
Comprehensive loss	$(4,868,043)	$(3,948,165)	$(15,236,789)	$(11,456,282)

Loss per ADS
Loss per ADS
Basic	$(0.97)	$(6.71)	$(4.26)	$(19.50)
Fully-diluted	$(0.97)	$(6.71)	$(4.26)	$(19.50)

Weighted average number of ADSs outstanding
Basic	5,042,201	588,166	3,576,795	587,561
Fully-diluted	5,042,201	588,166	3,576,795	587,561

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

Three and nine months ended September 30, 2025

					Accumulated
			Additional		other
	Ordinary		Paid in	Accumulated	comprehensive
	Shares	ADSs	Capital	Deficit	loss	Total
Balance at January 1, 2025	8,948,164	255,661	$64,370,465	$(55,165,792)	$—	$9,204,673
Net loss	—	—	—	(3,812,179)	—	(3,812,179)
Exercise of pre-funded warrants and warrants, net	11,637,666	332,505	172,958	—	—	172,958
Stock based compensation	—	—	360,357	—	—	360,357
Balance at March 31, 2025	20,585,830	588,166	$64,903,780	$(58,977,971)	$—	$5,925,809
Net loss	—	—	—	(3,695,938)	—	(3,695,938)
Stock based compensation	—	—	321,486	—	—	321,486
Balance at June 30, 2025	20,585,830	588,166	$65,225,266	$(62,673,909)	$—	$2,551,357
Net loss	—	—	—	(3,948,165)	—	(3,948,165)
Stock based compensation	—	—	182,188	—	—	182,188
Balance at September 30, 2025	20,585,830	588,166	$65,407,454	$(66,622,074)	$—	$(1,214,620)

Three and nine months ended September 30, 2026

					Accumulated
			Additional		other
	Ordinary		Paid in	Accumulated	comprehensive
	Shares	ADSs	Capital	Deficit	loss	Total
Balance at January 1, 2026	52,441,360	1,498,325	$84,090,966	$(70,970,447)	$(613)	$13,119,906
Net loss	—	—	—	(4,997,735)	—	(4,997,735)
Exercise of pre-funded warrants and warrants, net	16,200,835	462,881	205,982	—	—	205,982
Stock based compensation	—	—	444,525	—	—	444,525
Cumulative Translation Adjustment	—	—	—	—	454	454
Balance at March 31, 2026	68,642,195	1,961,206	$84,741,473	$(75,968,182)	$(159)	$8,773,132
Net loss	—	—	—	(5,371,042)	—	(5,371,042)
Exercise of pre-funded warrants, net	1,652,420	47,212	(1,947)	—	—	(1,947)
Stock based compensation	—	—	532,951	—	—	532,951
Cumulative Translation Adjustment	—	—	—	—	(423)	(423)
Balance at June 30, 2026	70,294,615	2,008,418	$85,272,477	$(81,339,224)	$(582)	$3,932,671
Net loss	—	—	—	(4,870,759)	—	(4,870,759)
Issuance of ADSs and Pre-Funded Warrants, net	87,610,950	2,503,170	28,002,768	—	—	28,002,768
Conversion of 2020 Notes into ADSs	7,790,090	222,574	1,146,251	—	—	1,146,251
Exercise of pre-funded warrants	2,450,000	70,000	—	—	—	—
Stock based compensation	—	—	484,136	—	—	484,136
Cumulative Translation Adjustment	—	—	—	—	2,716	2,716
Balance at September 30, 2026	168,145,655	4,804,162	$114,905,632	$(86,209,983)	$2,134	$28,697,783

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

QUOIN PHARMACEUTICALS LTD.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows used in operating activities:
Net loss	$(15,239,536)	$(11,456,282)
Stock based compensation	1,461,612	864,031
Amortization of intangibles	75,000	75,000
Realized and unrealized gain and accrued interest on investments	(203,898)	(138,811)
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	117,103	1,583,619
Decrease in prepaid expenses and other assets	6,803	566,474
Net cash used in operating activities	$(13,782,916)	$(8,505,969)

Cash flows provided by investing activities:
Purchase of investments	$(23,048,366)	$—
Proceeds from redemption of investments	15,095,691	6,990,574
Net cash (used in) provided by investing activities	$(7,952,675)	$6,990,574

Cash flows provided by financing activities:
Payment of amounts due to officers	$(450,000)	$(450,000)
Proceeds from sale of equity securities, net	28,260,513	—
Proceeds from exercise of warrants, net	204,035	172,958
Net cash provided by (used in) financing activities	$28,014,548	$(277,042)

Effect of foreign exchange rate on changes on cash	2,747	—

Net change in cash and cash equivalents:	6,281,704	(1,792,437)
Cash and cash equivalents - beginning of period	3,818,096	3,623,343
Cash and cash equivalents - end of period	$10,099,800	$1,830,906

Supplemental information - Non cash items:
Conversion of 2020 Notes into ADSs	$1,146,251	$—
Accrued offering expenses included in additional paid in capital	$257,745	$—

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

The Company is a late-stage clinical specialty pharmaceutical company focused on the development and commercialization of therapeutic products that treat rare and orphan diseases for which there are currently either no approved or very limited treatments or cures. The Company’s lead product, QRX003, is under clinical development as a potential treatment for Netherton Syndrome (“NS”), a rare hereditary genetic disease. QRX003 is entering pivotal registrational clinical testing for NS under an open Investigational New Drug (“IND”) application with the United States (“U.S.”) Food and Drug Administration (“FDA”). The Company has opened six clinical sites in the U.S. and three in the United Kingdom (“U.K.”), along with international sites that may potentially be opened in Spain, France and the Netherlands. QRX003 is currently being tested in eight pediatric NS patients in an ongoing Compassionate Use program in Ireland, Austria, the Netherlands and New Zealand, and an additional three pediatric patients are expected to be enrolled this year. QRX003 is also being developed as a potential treatment for Peeling Skin Syndrome (“PSS”). The Company submitted an IND application for QRX003 in PSS in the second quarter of 2026, which was cleared by the FDA on July 9, 2026, and the Company plans to initiate a Phase 2/3 study by the end of 2026. QRX003 has received multiple regulatory designations, including Rare Pediatric Disease Designation in the U.S. for both NS and PSS, Orphan Drug Designation for NS in the U.S., Europe and Japan, as well as Orphan Drug Designation in Europe for PSS. Additionally, QRX003 has been granted Fast Track Designation in the U.S. for both NS and PSS. Quoin has also entered into nine commercial partnerships for QRX003 spanning 61 countries outside of its core commercial territories of the U.S., Western Europe and Japan. These partnership countries include Canada, Australia, New Zealand, the Middle East, China, Taiwan, Hong Kong, Singapore, Israel, Central and Eastern Europe and Turkey, as well as several countries in Latin America. To date, no products have been commercialized and no revenue has been generated by the Company. The Company has entered into a Research Agreement with the Queensland University of Technology (“QUT”) in Australia, under which the Company has obtained an option for a global license to QRX008 for the potential treatment of scleroderma, as well as a Research Agreement with The School of Pharmacy at University College Cork (“UCC”) for the development of novel topical formulations of rapamycin (sirolimus), QRX009, as potential treatments for a number of rare and orphan diseases for which there are either limited or no approved therapies or cures, including Pachyonychia Congenita, Gorlin Syndrome, Tuberous Sclerosis Complex, microcystic lymphatic malformations, venous malformations and angiofibromas, as well as other indications that the Company is assessing. The Company is planning to initiate investigator-led clinical studies in Pachyonychia Congenita, Gorlin Syndrome and Tuberous Sclerosis Complex.

NOTE 2 – LIQUIDITY RISKS AND OTHER UNCERTAINTIES

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) assuming the Company will continue as a going concern. The Company has incurred net losses every year since inception and has an accumulated deficit of approximately $86.2 million at September 30, 2026. The Company has a limited operating history and has historically funded its operations through its founders’ funding expenditures and debt and equity financings. At September 30, 2026, the Company had cash and cash equivalents balances totaling $10.1 million and investments of $23.1 million.

Based upon the Company’s current business plans and cash, cash equivalents, and investments on hand as at the date of issuance of these financial statements, management has concluded that the Company has sufficient cash and liquidity to continue as a going concern for a period of at least one year from the date of the filing of this Quarterly Report on Form 10-Q.

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

The Company is also dependent on several third party suppliers, in some cases a single source supplier including the contract research organizations managing the Company’s current clinical studies, the supplier of the active pharmaceutical ingredient (API), as well as the contract manufacturer of the drug product for clinical development.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2026 and for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2025 and for the year then ended which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 26, 2026.

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

In addition to the significant expense categories included within consolidated net loss presented on the Company’s unaudited condensed consolidated statements of operations, see below for disaggregated amounts that comprise research and development expenses:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
External clinical development expenses	$1,731,269	$1,645,882	$6,690,570	$4,980,796
Personnel related and stock-based compensation	791,272	464,008	2,541,024	1,151,498
Other research and development expenses	133,059	171,284	484,936	573,604
Total research and development expenses	$2,655,600	$2,281,174	$9,716,530	$6,705,898

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

For the three and nine months ended September 30, 2026 and 2025, the number of shares excluded from the diluted net earnings (loss) per share included outstanding warrants to purchase 12,036,975 ADSs and outstanding stock options to purchase 1,030,618 ADSs, and outstanding warrants to purchase 1,108,159 ADSs and outstanding stock options to purchase 200,627 ADSs, respectively, as their inclusion in the denominator would be anti-dilutive. For the three and nine months ended September 30, 2026 and 2025, basic and diluted net earnings (loss) per share included 4,556,628 ADSs and nil ADSs respectively issuable with respect to unexercised prefunded warrants.

Cash and cash equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. As of September 30, 2026, the Company has $10.1 million held as cash and cash equivalents of which $8.9 million was held as cash equivalents. As of December 31, 2025 the Company had $3.8 million held as cash and cash equivalents, of which $0.2 million was held as cash equivalents.

NOTE 4 – ACCRUED INTEREST AND FINANCING EXPENSE

On October 2, 2020, Quoin Inc. issued promissory notes (the “2020 Notes”) to certain investors (“2020 Noteholders”). The 2020 Notes were mandatorily convertible into 12 ADSs, subject to adjustment and were converted in 2021. The ADSs issued to the 2020 Noteholders did not include accrued interest. Two of the five 2020 Noteholders received their amount due during the year ended December 31, 2022 and the Company’s estimate of the liability to the remaining three 2020 Noteholders was estimated to be $1,146,000. On August 27, 2026, the Company entered into Exchange Agreements with each of the three remaining 2020 Noteholders under which the outstanding liability was exchanged for the issuance of an aggregate 222,574 ADSs at a price of $5.16 per share. Two of the remaining three 2020 Noteholders are related parties to the Company, the aggregate estimated liability to these parties was $339,000 and an aggregate of 65,856 ADSs were issued to these parties.

There was no interest expense recognized in both the three and nine month periods ended September 30, 2026 and 2025.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy at September 30, 2026 and December 31, 2025 and which are classified as trading securities:

September 30, 2026	Level 1	Level 2	Level 3	Total
U.S. Treasury Bills and Notes	$23,083,738	$—	$—	$23,083,738
Total U.S. Treasury Bills and Notes Asset	$23,083,738	$—	$—	$23,083,738

December 31, 2025	Level 1	Level 2	Level 3	Total
U.S. Treasury Bills and Notes	$14,927,165	$—	$—	$14,927,165
Total U.S. Treasury Bills and Notes Asset	$14,927,165	$—	$—	$14,927,165

NOTE 6 – STOCK BASED COMPENSATION

The following table summarizes stock option activities:

		Weighted	Weighted
	ADSs	Average	Average
	Underlying	Exercise	Contractual
	Options	Price	Terms
Outstanding at December 31, 2025	215,957	$42.83	9.30
Granted	814,661	7.35	—
Forfeited	—	—	—
Expired	—	—	—
Exercised	—	—	—
Outstanding at September 30, 2026	1,030,618	$14.78	9.18

Exercisable options at September 30, 2026	42,074	$149.93	8.36

The intrinsic value of outstanding options at September 30, 2026 was $1,350.

Stock options granted during the nine months ended September 30, 2026 were valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

September 30,
2026
Expected volatility	118.7%
Risk-free interest rate	4.0%
Expected dividend yield	0.0%
Expected life of options in years	6.4
Exercise Price	$7.35
Fair value of common stock	$7.35
Weighted-average grant date fair value of option	$6.49

Stock based compensation expense was approximately $484,000 ($92,000 included in research and development expense and $392,000 included in general and administrative expenses) in the three months ended September 30, 2026. Stock based compensation expense was approximately $1,461,000 ($593,000 included in research and development expense and $868,000 included in general and administrative expenses) in the nine months ended September 30, 2026.

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

At September 30, 2026, the total unrecognized compensation expense related to non-vested options was approximately $6.3 million and is expected to be recognized over the remaining weighted average service period of approximately 3.22 years.

NOTE 7 – PREPAID EXPENSES

Prepaid expenses are as follows:

	September 30,	December 31,
	2026	2025
Prepaid R&D costs	$1,083,580	$920,947
Prepaid insurance	41,644	277,808
Other prepaid expense	129,948	63,219
Total	$1,255,172	$1,261,974
Less: Short-term portion	(1,216,529)	(1,261,974)
Long-term portion	$38,643	$—

NOTE 8 – ACCRUED EXPENSES

Accrued expenses are as follows:

	September 30,	December 31,
	2026	2025
Research contract expenses (note 12)	$389,620	$934,524
Payroll (note 11)	1,408,925	1,023,295
Payroll taxes (note 11)	135,686	54,936
Accrued severance	—	391,926
Professional fees	492,270	96,848
Other expenses	170,780	36,928
Total	$2,597,281	$2,538,457

NOTE 9 – IN-LICENSED TECHNOLOGY

Skinvisible:

In October 2019, Quoin Inc. entered into the Exclusive Licensing Agreement (as amended from time to time, the “License Agreement”) with Skinvisible Pharmaceuticals, Inc. (“Skinvisible”), under which Skinvisible granted the Company an exclusive royalty-bearing license relating to the production and manufacture of prescription drug products related to certain patents held by Skinvisible, including those related to QRX003 and QRX004. The Company made Skinvisible a one-time non-refundable, non-creditable license fee of $1 million (the “License Fee”). In addition, the Company agreed to pay Skinvisible a single digit royalty percentage of the Company’s net sales revenues for any licensed product covered by the patent rights licensed under the License Agreement. The Company also agreed to pay Skinvisible 25% of any revenues the Company receives as royalties in the event that the Company sublicenses any licensed products to a third party. The License Agreement also requires that the Company make a one-time $5 million payment to Skinvisible upon receiving approval in the U.S. or European Union, whichever occurs first, for the first drug product developed using intellectual property licensed thereunder. There were no milestone or royalty obligations due at September 30, 2026 and December 31, 2025.

NOTE 10 – INTANGIBLE ASSETS

Intangible assets are as follows:

	September 30,	December 31,
	2026	2025
Technology license – Skinvisible	$1,000,000	$1,000,000
Total cost	1,000,000	1,000,000
Accumulated amortization	(691,666)	(616,666)
Net book value	$308,334	$383,334

The Company recorded amortization expense of approximately $25,000 and $25,000 in the three months ended September 30, 2026 and 2025, respectively. The Company recorded amortization expense of approximately $75,000 and $75,000 in the nine months ended September 30, 2026 and 2025, respectively. The annual amortization expense expected to be recorded for existing intangible assets for the years 2026 through 2029, is approximately $25,000, $100,000, $100,000, and $83,000, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

Due to Officers/Founders:

Due to the limited funding of Quoin Inc. prior to the consummation of the Merger, the compensation, including salary, office and car allowances and other benefits, due to Dr. Myers and Ms. Carter under their respective employment agreements, as well as reimbursement of expenses and other amounts paid by Dr. Myers and Ms. Carter to third parties on behalf of Quoin Inc., were not paid by Quoin Inc. to Dr. Myers and Ms. Carter, and were accrued as indebtedness to Dr. Myers and Ms. Carter. Following the closing of the Merger, Quoin Inc. began making payments of $25,000 per month to each of Dr. Myers and Ms. Carter to repay the above-described non-interest-bearing indebtedness. The Company repaid $75,000 and $75,000 of such indebtedness to Dr. Myers and $75,000 and $75,000 to Ms. Carter in the three months ended September 30, 2026 and 2025, respectively. The Company repaid $225,000 and $225,000 of such indebtedness to Dr. Myers and $225,000 and $225,000 to Ms. Carter in the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, approximately $1.1 million and $0.7 million of such indebtedness was outstanding to Dr. Myers and Ms. Carter, respectively.

Amounts due to officers at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30,	December 31,
	2026	2025
Salaries and other compensation	$1,873,733	$2,323,733
Less: Short-term portion	(600,000)	(600,000)
Long-term portion	$1,273,733	$1,723,733

Insider Participation in August 2026 Private Placement

See Note 13.

Interest Payable:

See Note 4 for interest payable on and conversion of the 2020 Notes.

NOTE 12 – RESEARCH AGREEMENTS AND COMMITMENTS

In November 2020, the Company, through its subsidiary Quoin Inc., entered into a Master Service Agreement with Therapeutics Inc. for the management of the pre - clinical and clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement was three years with automatic one year extensions, and the agreement required the execution of individual work orders. The Company may terminate any work order for any reason with 90 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Therapeutics Inc. A work order was entered into in June 2022 for the first QRX003 clinical study at an expected estimated cost of approximately $4.4 million. An additional change order was entered into in December 2022 for a second QRX003 clinical study at an expected estimated cost of approximately $830,000. An amended and restated change order for the two studies was entered into in December 2024 at an estimated total remaining cost from August 2024 of approximately $3.6 million for the two studies combined. A further amended and restated change order for the additional studies initiated and planned for 2026 was entered into in July 2026 for expected costs of approximately $3 million. For the three and nine months ended September 30, 2026 and 2025, the Company incurred research and development expenses under these agreements of approximately $523,000 and $1,940,000 (inclusive of a credit of approximately $377,000 received in June 2026) and $522,000 and $1,281,000 respectively.

In November 2021, the Company entered into a research agreement with Queensland University of Technology (QUT) for a pre-clinical research program for the development of a product to treat Netherton Syndrome of approximately $250,000. In May 2022, the Company entered into a second research agreement with QUT for the development of a product to treat Scleroderma of approximately $610,000. Each agreement remains in place until the completion of the research program, which in each case was initially anticipated to be 18 months from execution. For the three and nine months ended September 30, 2026 and 2025, the Company incurred no research and development costs related to these agreements. In July 2025 the Company announced that, in light of the expected near - term completion of the QRX003 clinical program for Netherton Syndrome, the Company has discontinued the Netherton Syndrome research program with QUT. The Company is planning to schedule a meeting with QUT to discuss the future direction of the Scleroderma research program.

In June 2024, the Company signed a research agreement with The School of Pharmacy at University College Cork, Ireland (UCC). The scope of the agreement encompasses the development of novel topical formulations of rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are currently no approved therapies or cures. Under the terms of the agreement, based on the achievement of certain milestones, the Company will fund up to approximately €567,000 ($655,000) plus VAT over an anticipated 2-1/2 year period to support the UCC research program to investigate the development of a number of topical rapamycin formulations for future development as potential treatments for several rare and orphan diseases. Following completion of the research program, the Company will have the option to advance the clinical development of rapamycin formulations developed by UCC. For the three and nine months ended September 30, 2026 and 2025, the Company incurred research and development expenses under these agreements of approximately $0 and $0 and $48,000 and $168,000 respectively.

In February 2026, the Company signed a research agreement with Evestia Clinical Limited for the management of the U.K. and European clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement is five years and the agreement requires the execution of individual work orders. Quoin Inc. may terminate any work order for any reason with 30 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Evestia Clinical Limited. A work order was entered into in March 2026 for the first QRX003 U.K. and European clinical study and extended in September 2026 at an expected estimated cost of approximately $4.4 million. For the three and nine months ended September 30, 2026, the Company incurred research and development expenses under this agreement of approximately $467,000 and $811,000 respectively.

In April 2026, the Company, through its subsidiary Quoin Inc., signed a research agreement with Sapro Consulting Pty Limited for the management of a pharmacokinetic study of QRX009. The Company may terminate the agreement for any reason with 30 days written notice subject to costs incurred through termination unless there is a material breach by Sapro Consulting Pty Limited. The agreement covers an expected estimated cost of approximately AUD$1.8 million ($1.3 million). For the three and nine months ended September 30, 2026, the Company incurred research and development expenses under this agreement of approximately $1,000 and $92,000 respectively.

Performance milestones and Royalties

See Note 9 for asset and in-licensed technology commitments.

NOTE 13 – SHAREHOLDERS’ EQUITY

In the nine months to September 30, 2026, certain investors in the October 2025 Private Placement exercised (i) 555,093 October 2025 Pre-Funded Warrants and (ii) 25,000 Series H Warrants, resulting in net proceeds to the Company of approximately $204,000.

On August 27, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with several institutional and accredited investors (the “Purchasers”) relating to the issuance and sale in a private placement transaction (the “August 2026 Private Placement”) of (i) ordinary shares represented by 2,503,170 ADSs and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase ordinary shares represented by 3,802,130 ADSs together with ordinary warrants (the “Ordinary Warrants, and together with the Pre-Funded Warrants, the “Warrants”) to purchase ordinary shares represented by 3,152,650 ADSs. The combined purchase price was $4.88 per each ADS and accompanying Ordinary Warrant and $4.8799 per each Pre-Funded Warrant and accompanying Ordinary Warrant, which pricing was designed to be in accordance with the “Minimum Price” requirement as defined in the Nasdaq rules. The August 2026 Private Placement closed on August 31, 2026 (the “Closing Date”).

The following directors and officers (the “Insider Participants”) participated in the August 2026 Private Placement: Dr. Michael Myers, Chief Executive Officer and a member of the Board of Directors, Denise Carter, Chief Operating Officer and a member of the Board of Directors; Sally Lawlor, Chief Financial Officer and James Culverwell, a member of the Board of Directors. The Insider Participants purchased an aggregate of 57,370 ADSs and 28,865 Ordinary Warrants for a total purchase price of approximately $280,000, at a combined purchase price of $4.88 per ADS and accompanying Ordinary Warrant.

Description of Warrants

Beneficial ownership limitation. A holder of the Pre-Funded Warrants or the Ordinary Warrants may not exercise any portion of such holder’s Pre-Funded Warrants or Ordinary Warrants for ADSs to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% of the number of Ordinary Shares outstanding immediately after giving effect to the issuance of the Ordinary Shares represented by the ADSs issuable upon exercise of the applicable warrant (the “Beneficial Ownership Limitation”). In addition, a holder of the Pre-Funded Warrants or the Ordinary Warrants may not exercise any portion of such holder’s Pre-Funded Warrants or Ordinary Warrants for ADSs to the extent that the holder, together with its affiliates, would hold more than 4.99% of the Company’s voting power (“Voting Limitation”). By written notice to the Company, a holder of Pre-Funded Warrants or Ordinary Warrants may from time to time increase or decrease the 4.99% limitations to any other percentage not in excess of 9.99% specified in such notice; provided that any increase in such beneficial ownership limitation will not be effective until the 61st day after such notice is delivered; provided further, that any such increase will not be effective until after obtaining shareholder approval described under “-Shareholder Approval.”

Pre-Funded Warrants. The Pre-Funded Warrants have an exercise price of $0.0001 per ADS. The Pre-Funded Warrants are exercisable at any time after their original issuance, subject to the Beneficial Ownership Limitation, and will not expire until exercised in full. In addition, the Pre-Funded Warrants may be exercised, in whole or in part, any time after issuance by means of a cashless exercise.

Ordinary Warrants. The Ordinary Warrants are exercisable at any time after their original issuance, subject to the Beneficial Ownership Limitation. The Ordinary Warrants have an exercise price of $6.10 per ADS and may be exercised until the earlier of (i) five years from the Closing Date or (ii) 30 days after the public announcement by the Company that the primary endpoint has been met in the clinical trial CL-QRX003-004 for the treatment of Netherton Syndrome.

The exercise price and number of ADSs issuable upon exercise of the Pre-Funded Warrants and the Ordinary Warrants are subject to appropriate adjustment in the event of stock dividends, stock splits, changes in ADS ratio, reorganizations or similar events affecting the Company’s ADSs and the exercise price.

The Pre-Funded Warrants and the Ordinary Warrants meet the requirements of equity classification as prescribed under ASC 815.

Shareholder Approval. The Purchase Agreement requires the Company to hold a meeting of shareholders within 90 days after the Closing Date for the purpose of seeking shareholder approval to amend any limitation on ownership of Ordinary Shares (including Ordinary Shares represented by ADSs) imposed on (a) the Purchasers and (b) the investors under that certain Securities Purchase Agreement, dated as of October 10, 2025, by and among the Company and the investors party thereto (the “October 2025 Purchase Agreement”) in each case so that such limitation (including, without limitation, the Beneficial Ownership Limitation and any corresponding limitation on voting power) is increased from 4.99% to 9.99% of the number of Ordinary Shares (including Ordinary Shares represented by ADSs) outstanding immediately after giving effect to the issuance of the applicable securities, both for purposes of Section 13(d) of the Exchange Act and for purposes of Section 270(5) under the Companies Law. The meeting of shareholders is scheduled to occur on November 12, 2026.

The Company received upfront net proceeds of approximately $28 million after deducting offering expenses, including placement agents fees and expenses.

Leerink Partners LLC served as lead placement agent in connection with the August 2026 Private Placement, and BTIG, LLC and Lake Street Capital Markets, LLC acted as co-placement agents. The Company paid (i) placement fees to the placement agents equal in the aggregate to 6.0% of the aggregate gross proceeds of the August 2026 Private Placement, and (ii) up to $87,500 for legal fees and other out-of-pocket expenses.

Warrants

The following table summarizes warrant activities during the nine months ended September 30, 2026:

		Weighted
	ADSs	Average
	Underlying	Exercise Price
	Warrants	Per ADS
Outstanding and exercisable at December 31, 2025	10,241,240	$10.59
Exercised Pre-Funded Warrants	(555,093)	—
Exercised Warrants	(25,000)	9.08
Expired	(22,324)	56.00
Granted Unexercised Pre-Funded Warrants	3,802,130	—
Granted Warrants	3,152,650	6.10
Outstanding and exercisable at September 30, 2026	16,593,603	$7.61

As of September 30, 2026, outstanding Warrants expire through 2030, and the outstanding Warrants have an approximate intrinsic value of $20.8 million.

NOTE 14 – CONTINGENCIES

From time to time, the Company may become involved in various legal matters arising in the ordinary course of business. Management is unaware of any matters requiring accrual for related losses in the unaudited condensed consolidated financial statements.

NOTE 15 – LICENSE AGREEMENTS

As of September 30, 2026, the Company had nine commercial license and supply agreements outstanding, whereby the Company will receive a royalty or other proceeds from the specified product revenues from the licensor, if and when the underlying products are approved and commercialized or sold via compassionate use or early access programs. No royalty revenues have been received through September 30, 2026 from any of these agreements.

NOTE 16 – SUBSEQUENT EVENTS

ATM Offering

On November 4, 2026, the Company entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners, LLC, as sales agent (the “Sales Agent” or “Leerink Partners”), to sell Ordinary Shares represented by ADSs from time to time in an “at the market offering” program through Leerink Partners. The sales, if any, of ADSs made under the Sales Agreement will be made by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on the Nasdaq Capital Market (“Nasdaq”) or on any other existing trading market for the Company’s ADSs (the “ATM Offering”). The ADSs will be offered and sold pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-299668) (the “Registration Statement”), which was originally filed with the Securities and Exchange Commission on October 28, 2026 and declared effective on November 4, 2026, a base prospectus, dated November 4, 2026, included as part of the Registration Statement, and a prospectus supplement, dated November 4, 2026, filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act. The aggregate market value of the ADSs eligible for sale under the prospectus supplement is currently $11,000,000, which is based on the limitations of General Instruction I.B.6 of Form S-3.

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

Overview

We are a late-stage clinical specialty pharmaceutical company focused on the development and commercialization of therapeutic products that treat rare and orphan diseases for which there are currently either no approved or very limited treatments or cures. Our lead product, QRX003, is under clinical development as a potential treatment for Netherton Syndrome (“NS”), a rare hereditary genetic disease. QRX003 is entering pivotal registrational clinical testing for NS under an open Investigational New Drug (“IND”) application with the United States (“U.S.”) Food & Drug Administration (“FDA”). We have opened six clinical sites in the U.S. and three in the United Kingdom (“U.K”)., along with international sites that we may potentially open in Spain, France and the Netherlands. QRX003 is currently being tested in eight pediatric NS patients in an ongoing Compassionate Use program in Ireland, Austria, the Netherlands and New Zealand, and an additional three pediatric patients are expected to be enrolled this year. QRX003 is also being developed as a potential treatment for Peeling Skin Syndrome (“PSS”). We submitted an IND application for QRX003 in PSS in the second quarter of 2026, which was cleared by the FDA on July 9, 2026, and we plan to initiate a Phase 2/3 study by the end of 2026. QRX003 has received multiple regulatory designations, including Rare Pediatric Disease Designation in the U.S. for both NS and PSS, Orphan Drug Designation for NS in the U.S., Europe and Japan, as well as Orphan Drug Designation in Europe for PSS. Additionally, QRX003 has also been granted Fast Track Designation in the U.S. for both NS and PSS. We have also entered into nine commercial partnerships for QRX003 spanning 61 countries outside of our core commercial territories of the U.S., Western Europe and Japan. These partnership countries include Canada, Australia, New Zealand, the Middle East, China, Taiwan, Hong Kong, Singapore, Israel, Central and Eastern Europe and Turkey, as well as several countries in Latin America. We entered into a Research Agreement with Queensland University of Technology (“QUT”), under which we have obtained an option for a global license to QRX008 for the potential treatment of scleroderma, as well as a Research Agreement with University College Cork (“UCC”) for the development of novel topical formulations of rapamycin (sirolimus), QRX009, as potential treatments for a number of rare and orphan diseases for which there are either limited or no approved therapies or cures, including Pachyonychia Congenita, Gorlin Syndrome, Tuberous Sclerosis Complex, microcystic lymphatic malformations, venous malformations and angiofibromas, as well as other indications that we are assessing. We are planning to initiate investigator-led clinical studies in Pachyonychia Congenita, Gorlin Syndrome and Tuberous Sclerosis Complex.

Our mission is to develop and commercialize proprietary therapeutic drug products that treat rare and orphan diseases, particularly for those diseases where no approved treatment currently exists. To achieve this, we plan to:

●	complete the late-stage clinical testing of QRX003 in NS and, if successful, file for marketing approval in the U.S., Europe, Japan and the other territories for which we have commercial agreements in place;
●	prepare to commercialize QRX003 by (i) establishing our own sales infrastructure in the U.S., Europe, and Japan and (ii) working with our distribution partners to commercialize the product in Canada, Australia, New Zealand, the Middle East, China, Hong Kong, Taiwan, Latin America, Central and Eastern Europe, Turkey and Singapore;
●	continue the development of QRX003 for PSS and related rare, genetic skin diseases;
●	commence clinical testing of topical rapamycin, QRX009, in the selected indications; and
●	pursue business development activities by seeking partnering, licensing, merger and acquisition opportunities or other transactions to further expand our pipeline and drug-development capabilities.

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

Recent Developments

Regulatory Updates

On June 2, 2026, we submitted our IND application for QRX003 in PSS to the FDA and IND clearance to initiate a Phase 2/3 study of QRX003 in PSS was received from the FDA on July 9, 2026.

On July 9, 2026, we announced that the FDA had cleared the IND for QRX003 in PSS, the first IND ever submitted to the FDA for the disease.

On August 28, 2026, we reported positive interim data from our ongoing Phase 2/3 study of QRX003 in NS. Four of six participants achieved the target 1-grade or greater improvement in investigator global assessment at week 12 (p=0.0087) with statistical significance versus the pre-specified alpha of 0.0215. A key secondary endpoint, global impression of change also achieved statistical significance at week 12 (p=0.0070) versus the pre-specified alpha of 0.0215. All three of the participants who had moderate-severe pruritus (itch) at baseline achieved a clinically meaningful outcome of at least a 3-grade improvement after 12 weeks of treatment with QRX003. No treatment-related serious adverse events were recorded.

On September 8, 2026, we announced that the FDA had granted Rare Pediatric Disease Designation to QRX003 in PSS.

On September 22, 2026, we announced that the FDA had granted Fast Track Designation to QRX003 for the treatment of PSS.

On October 14, 2026, we announced that the European Medicines Agency had granted Orphan Drug Designation to QRX003 for the treatment of PSS

August 2026 Private Placement

On August 27, 2026, we entered into a securities purchase agreement (the “Purchase Agreement”) with several institutional and accredited investors (the “Purchasers”) relating to the issuance and sale in a private placement transaction (the “August 2026 Private Placement”) of (i) ordinary shares represented by 2,503,170 ADSs and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase ordinary shares represented by 3,802,130 ADSs together with ordinary warrants (the “Ordinary Warrants”, and together with the Pre-Funded Warrants, the “Warrants”) to purchase ordinary shares represented by 3,152,650 ADSs. The combined purchase price was $4.88 per each ADS and accompanying Ordinary Warrant and $4.8799 per each Pre-Funded Warrant and accompanying Ordinary Warrant, which pricing was designed to be in accordance with the “Minimum Price” requirement as defined in the Nasdaq rules. The August 2026 Private Placement closed on August 31, 2026 (the “Closing Date”). We received upfront net proceeds of approximately $28 million after deducting offering expenses payable by us, including placement agents fees and expenses.

We may also receive up to an aggregate of $19.2 million of additional gross proceeds if the Ordinary Warrants are exercised in full for cash.

The following directors and officers (the “Insider Participants”) participated in the August 2026 Private Placement: Dr. Michael Myers, our Chief Executive Officer and a member of our Board of Directors, Denise Carter, our Chief Operating Officer and a member of our Board of Directors; Sally Lawlor, our Chief Financial Officer and James Culverwell, a member of our Board of Directors. The Insider Participants purchased an aggregate of 57,370 ADSs and 28,865 Ordinary Warrants for a total purchase price of approximately $280,000, at a combined purchase price of $4.88 per ADS and accompanying Ordinary Warrant. The Insider Participants’ purchase price complied with the Nasdaq consolidated closing bid price rule. The Insider Participants’ participation in the August 2026 Private Placement was approved by both the Audit Committee of the Board of Directors and the Board of Directors.

Description of Warrants

Beneficial ownership limitation. A holder of the Pre-Funded Warrants or the Ordinary Warrants may not exercise any portion of such holder’s Pre-Funded Warrants or Ordinary Warrants for ADSs to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% of the number of Ordinary Shares outstanding immediately after giving effect to the issuance of the Ordinary Shares represented by the ADSs issuable upon exercise of the applicable warrant (the “Beneficial Ownership Limitation”). In addition, a holder of the Pre-Funded Warrants or the Ordinary Warrants may not exercise any portion of such holder’s Pre-Funded Warrants or Ordinary Warrants for ADSs to the extent that the holder, together with its affiliates, would hold more than 4.99% of our voting power (“Voting Limitation”). By written notice to us, a holder of Pre-Funded Warrants or Ordinary Warrants may from time to time increase or decrease the 4.99% limitations to any other percentage not in excess of 9.99% specified in such notice; provided that any increase in such beneficial ownership limitation will not be effective until the 61st day after such notice is delivered to us; provided further, that any such increase will not be effective until after obtaining shareholder approval described under “-Shareholder Approval.”

Pre-Funded Warrants. The Pre-Funded Warrants have an exercise price of $0.0001 per ADS. The Pre-Funded Warrants are exercisable at any time after their original issuance, subject to the Beneficial Ownership Limitation, and will not expire until exercised in full. In addition, the Pre-Funded Warrants may be exercised, in whole or in part, any time after issuance by means of a cashless exercise.

Ordinary Warrants. The Ordinary Warrants are exercisable at any time after their original issuance, subject to the Beneficial Ownership Limitation. The Ordinary Warrants have an exercise price of $6.10 per ADS and may be exercised until the earlier of (i) five years from the Closing Date or (ii) 30 days after our public announcement that the primary endpoint has been met in the clinical trial CL-QRX003-004 for the treatment of Netherton Syndrome.

The exercise price and number of ADSs issuable upon exercise of the Pre-Funded Warrants and the Ordinary Warrants are subject to appropriate adjustment in the event of stock dividends, stock splits, changes in ADS ratio, reorganizations or similar events affecting our ADSs and the exercise price.

Shareholder Approval. The Purchase Agreement requires us to hold a meeting of shareholders within 90 days after the Closing Date for the purpose of seeking shareholder approval to amend any limitation on ownership of Ordinary Shares (including Ordinary Shares represented by ADSs) imposed on (a) the Purchasers and (b) the investors under that certain Securities Purchase Agreement, dated as of October 10, 2025, by and among us and the investors party thereto (the “October 2025 Purchase Agreement”) in each case so that such limitation (including, without limitation, the Beneficial Ownership Limitation and any corresponding limitation on voting power) is increased from 4.99% to 9.99% of the number of Ordinary Shares (including Ordinary Shares represented by ADSs) outstanding immediately after giving effect to the issuance of the applicable securities, both for purposes of Section 13(d) of the Exchange Act and for purposes of Section 270(5) under the Companies Law. The meeting of shareholders is scheduled to occur on November 12, 2026.

Exchange Agreements

On August 27, 2026, we entered into Exchange Agreements (each an “Exchange Agreement”) with three investors, including two of our directors (the “2020 Noteholders”). Each of the 2020 Noteholders had previously purchased a promissory note from Quoin Pharmaceuticals, Inc. (“Quoin Inc.”) dated October 2, 2020 (each a “2020 Note” and collectively, the “2020 Notes”). In connection with the merger transaction (the “Merger”) of Quoin Inc. with Cellect Biotechnology Ltd., the outstanding principal and accrued but unpaid interest of the 2020 Notes was to automatically convert into Ordinary Shares. The accrued interest on the 2020 Notes was not accounted for at the Merger closing and therefore the Ordinary Shares issued to the 2020 Noteholders were under-allocated, resulting in accrued and unpaid interest of approximately $1,146,000 outstanding and owed to the 2020 Noteholders (the “Outstanding Debt”). Pursuant to the Exchange Agreements, we issued an aggregate of 222,574 ADSs in satisfaction of the Outstanding Debt.

ATM Offering

On November 4, 2026, the Company entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners, LLC, as sales agent (the “Sales Agent” or “Leerink Partners”), to sell Ordinary Shares represented by ADSs from time to time in an “at the market offering” program through Leerink Partners. The sales, if any, of ADSs made under the Sales Agreement will be made by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on the Nasdaq Capital Market (“Nasdaq”) or on any other existing trading market for the Company’s ADSs (the “ATM Offering”). The ADSs will be offered and sold pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-299668) (the “Registration Statement”), which was originally filed with the Securities and Exchange Commission on October 28, 2026 and declared effective on November 4, 2026, a base prospectus, dated November 4, 2026, included as part of the Registration Statement, and a prospectus supplement, dated November 4, 2026, filed with the SEC pursuant to Rule 424(b)(5) under the Securities Act. The aggregate market value of the ADSs eligible for sale under the prospectus supplement is currently $11,000,000, which is based on the limitations of General Instruction I.B.6 of Form S-3.

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

Results of Operations – Three months ended September 30, 2026 compared to the three months ended September 30, 2025

The following table sets forth our results of operations for the three months ended September 30, 2026, compared to the three months ended September 30, 2025:

	Three months ended September 30,
	2026	2025	Change
Operating Expenses
General and administrative	$2,267,412	$1,738,751	$528,661
Research and development	2,655,600	2,281,174	374,426
Total operating expenses	4,923,012	4,019,925	903,087
Other (income) and expenses
Unrealized (gain)/loss	72,865	(9,494)	82,359
Realized and accrued interest income	(125,118)	(62,266)	(62,852)
Total other income	(52,253)	(71,760)	19,507
Net loss	$(4,870,759)	$(3,948,165)	$(922,594)

General and Administrative Expenses

General and administrative expenses were approximately $2,267,000 and $1,739,000, in the three months ended September 30, 2026 and 2025, respectively, representing an increase of $528,000, or approximately 30.4%. The increase was primarily due to an increase of $305,000 in non-cash stock-based compensation expense, $263,000 in consulting costs, $115,000 in board of director fees (related to the accounting for the election by certain board members to receive stock options in lieu of cash compensation), $63,000 in recruitment costs and $42,000 in marketing and IT/website costs offset by a decrease of $102,000 in costs associated with being a public company, $88,000 in legal and professional fees, $41,000 in payroll and benefits and $31,000 in insurance costs.

Research and Development Expenses

Our research and development expenses during the three months ended September 30, 2026 and 2025 were approximately $2,656,000 and $2,281,000, respectively, representing an increase of $374,000, or approximately 16.4%. The increase was primarily due to an increase of payroll and benefits of $331,000, $85,000 in increased external expenditures on our development programs, including work related to the clinical studies for the development of QRX003 and QRX009 offset by a decrease of $38,000 in internal allocation of travel costs to our research and development programs and $3,000 of non-cash stock-based compensation expense.

We amortize licensed or acquired intellectual property over its expected useful life, included in research and development expenses set out above. Amortization of intangible assets was approximately $25,000 and $25,000 in each of the three month periods ended September 30, 2026 and 2025.

Other Expenses:

We had approximately $125,000 in realized and accrued interest income and $73,000 in unrealized loss in the three months ended September 30, 2026 from our cash and cash equivalents and investments in marketable debt securities. We had approximately $62,000 in realized and accrued interest income and $9,000 in unrealized gain in the three months ended September 30, 2025 from our cash and cash equivalents and investments in marketable debt securities.

Results of Operations – Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

The following table sets forth our results of operations for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Nine months ended September 30,
	2026	2025	Change
General and administrative	$5,811,266	$5,064,383	$746,883
Research and development	9,716,530	6,705,898	3,010,632
Total operating expenses	15,527,796	11,770,281	3,757,515

Unrealized (gain)/loss	84,580	(3,616)	88,196
Realized and accrued interest income	(372,840)	(310,383)	(62,457)
Total other income	(288,260)	(313,999)	25,739
	$(15,239,536)	$(11,456,282)	$(3,783,254)

General and Administrative Expenses

General and administrative expenses were approximately $5,811,000 and $5,064,000, in the nine months ended September 30, 2026 and 2025, respectively, representing an increase of $747,000, or approximately 14.7%. The increase was primarily due to an increase of $305,000 in non-cash stock-based compensation expense, $268,000 in recruitment cost, $159,000 in consulting costs, $88,000 in commercial expenses, $81,000 in marketing and IT/website costs and $64,000 in payroll and benefits, offset by a decrease of $142,000 in legal and professional fees, $44,000 in insurance costs, $20,000 in travel costs and $14,000 in costs associated with being a public company.

Research and Development Expenses

Our research and development expenses during the nine months ended September 30, 2026 and 2025 were approximately $9,717,000 and $6,706,000, respectively, representing an increase of $3,011,000, or approximately 44.9%. The increase was primarily due to $1,710,000 in increased external expenditures on our development programs, including work related to the clinical studies for the development of QRX003 and QRX009, an increase of payroll and benefits of $1,098,000 and $292,000 of non-cash stock-based compensation expense, offset by a decrease of $88,000 in internal allocation of travel costs to our research and development programs.

We amortize licensed or acquired intellectual property over its expected useful life, included in research and development expenses set out above. Amortization of intangible assets was approximately $75,000 and $75,000 in each of the nine month periods ended September 30, 2026 and 2025.

Other Expenses:

We had approximately $373,000 in realized and accrued interest income, $85,000 in unrealized loss and in the nine months ended September 30, 2026 from our cash and cash equivalents and investments in marketable debt securities. We had approximately $310,000 in realized and accrued interest income and $4,000 in unrealized gain and in the nine months ended September 30, 2025 from our cash and cash equivalents and investments in marketable debt securities.

Liquidity and Capital Resources

We have incurred net losses every year since inception and had an accumulated deficit of approximately $86.2 million at September 30, 2026. We have a limited operating history and have historically funded our operations through our founders’ funding expenditures and debt and equity financings. We incurred net losses of approximately $15.2 million and negative cash flows from operations of $13.8 million for the nine months ended September 30, 2026. At September 30, 2026, we had cash and cash equivalent balances totaling $10.1 million and investments of $23.1 million having taken into consideration net proceeds of approximately $28 million from the August 2026 Private Placement. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of planned clinical trials and our expenditures on other research and development activities. Based upon our current business plans and cash, cash equivalents and investments on hand, we have determined that we have sufficient resources to effect our business plan for a period of at least one year from the date of the filing of this Quarterly Report on Form 10-Q. We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. Additional financing will be required to fund our other operating requirements until we reach commercial profitability, if ever. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. In addition, any exercise of our outstanding warrants is at the discretion of the warrant holders and is dependent, in part, upon the market price of our ADSs. There can be no assurance that any of our outstanding warrants will ever be in-the-money prior to their expiration and, as such, our outstanding warrants may expire without being exercised. If we are unable to obtain additional funding when it becomes necessary, the development of our product candidates will be impacted and we would likely be forced to delay, reduce, or terminate some or all of our development programs or cease operations altogether, all of which could have a material adverse effect on our business, results of operations and financial condition.

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

Summary Statement of Cash Flows

As of September 30, 2026, we had approximately $33,184,000 in cash and cash equivalents and investments in marketable securities. The table below presents our cash flows for the nine month periods ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025
Net cash used in operating activities	$(13,782,916)	$(8,505,969)
Net cash (used in) provided by investing activities	(7,952,675)	6,990,574
Net cash provided by (used in) financing activities	28,014,548	(277,042)
Effect of exchange rate fluctuations on cash	2,747	—
Net change in cash and cash equivalents	$6,281,704	$(1,792,437)

Operating Activities

Net cash used in operating activities was approximately $13,783,000 and $8,506,000 in the nine months ended September 30, 2026 and 2025, respectively. The increase in 2026 was mostly due to an increase in net loss, offset by an increase in stock-based compensation.

Investing Activities

Net cash used in investment activities was approximately $7,953,000 in the nine months ended September 30, 2026 and net cash provided by investment activities was approximately $6,991,000 in the nine months ended 2025, respectively. The cash used in investing activities for the nine months ended September 30, 2026 consisted of the purchase of U.S. Treasury Bills and Notes partially offset by the net sales and redemptions of U.S. Treasury Bills and Notes. The cash provided by investing activities for the nine months ended September 30, 2025 consisted of net sales and redemptions of U.S. Treasury Bills and Notes.

Financing Activities

Net cash provided by financing activities was approximately $28,015,000 for the nine months ended September 30, 2026, which included the proceeds from the sale of equity securities of $28,261,000 and the receipt of approximately $204,000 in net proceeds from the exercise of warrants, partially offset by repayments of amounts due to officers of $450,000. Net cash used in financing activities was approximately $277,000 for the nine months ended September 30, 2025, which included the repayments of amounts due to officers of $450,000, partially offset by the receipt of approximately $173,000 in net proceeds from the exercise of warrants.

Research and Development Commitments

In October 2019, we, through our subsidiary Quoin Inc., entered into the Exclusive Licensing Agreement (as amended from time to time, the “License Agreement”) with Skinvisible, under which Skinvisible granted us an exclusive royalty-bearing license relating to the production and manufacture of prescription drug products related to certain patents held by Skinvisible, including those related to QRX003 and QRX004. We made Skinvisible a one-time non-refundable, non-creditable license fee of $1 million (the “License Fee”). In addition, we agreed to pay Skinvisible a single digit royalty percentage of our net sales revenues for any licensed product covered by the patent rights licensed under the License Agreement. We also agreed to pay Skinvisible 25% of any revenues we receive as royalties in the event that we sublicense any licensed products to a third party. The License Agreement also requires that we make a $5 million payment to Skinvisible upon receiving approval in the U.S. or European Union, whichever occurs first, for the first drug product developed using intellectual property licensed thereunder.

In November 2020, we, through our subsidiary Quoin Inc., entered into a Master Service Agreement with Therapeutics Inc. for the management of the pre-clinical and clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement was three years with automatic one-year extensions, and the agreement required the execution of individual work orders. We may terminate any work order for any reason with 90 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Therapeutics Inc. A work order was entered into in June 2022 for the first QRX003 clinical study at an expected estimated cost of approximately $4.4 million through 2024. An additional change order was entered into in December 2022 for a second QRX003 clinical study at an expected estimated cost of approximately $830,000. An amended and restated change order for the two studies was entered into in December 2024 at an estimated total remaining cost from August 2024 of approximately $3.6 million for the two studies combined. A further amended and restated change order for the additional studies initiated and planned for 2026 was entered into in July 2026 for expected costs of approximately $3 million. For the three and nine months ended September 30, 2026 and 2025, we incurred research and development expenses under these agreements of approximately $523,000 and $1,940,000 (inclusive of a credit of approximately $377,000 received in June 2026) and $522,000 and $1,281,000 respectively.

In November 2021, we entered into a research agreement with Queensland University of Technology (QUT) for a pre-clinical research program for the development of a product to treat Netherton Syndrome of approximately $250,000. In May 2022, we entered into a second research agreement with QUT for the development of a product to treat Scleroderma of approximately $610,000. Each agreement remains in place until the completion of the research program, which in each case was initially anticipated to be 18 months from execution. For the three and nine months ended September 30, 2026 and 2025, we incurred no research and development costs related to these agreements. In July 2025 we announced that, in light of the expected near-term completion of the QRX003 clinical program for Netherton Syndrome, we have discontinued the Netherton Syndrome research program with QUT. We are planning to schedule a meeting with QUT to discuss the future direction of the Scleroderma research program.

On June 10, 2024, we entered into a research agreement with The School of Pharmacy at UCC. The scope of the agreement encompasses the development of novel topical formulations of Rapamycin (sirolimus) as potential treatments for a number of rare and orphan diseases for which there are currently very limited or no approved therapies or cures. Under the terms of the agreement, based on the achievement of certain milestones, we will fund up to approximately €567,000 ($655,000) plus VAT over an anticipated 2-1/2 year period to support the UCC research program to investigate the development of a number of topical rapamycin formulations for future development as potential treatments for several rare and orphan diseases. Following completion of the research program, we will have the option to advance the clinical development of rapamycin formulations developed by UCC. Work on this research project commenced in December 2024. For the three and nine months ended September 30, 2026 and 2025, we incurred research and development expenses under these agreements of approximately $0 and $0 and $48,000 and $168,000 respectively.

In February 2026, we, through our subsidiary Quoin Inc., signed a research agreement with Evestia Clinical Limited for the management of the U.K. and European clinical development of QRX003 for Netherton Syndrome. The initial term of the agreement is five years and the agreement requires the execution of individual work orders. We may terminate any work order for any reason with 30 days written notice subject to costs incurred through termination and a defined termination fee, unless there is a material breach by Evestia Clinical Limited. A work order was entered into in March 2026 for the first QRX003 U.K. and European clinical study and extended in September 2026 at an expected estimated cost of approximately $4.4 million. For the three and nine months ended September 30, 2026, we incurred research and development expenses under this agreement of approximately $467,000 and $811,000 respectively.

In April 2026, we, through our subsidiary Quoin Inc., signed a research agreement with Sapro Consulting Pty Limited for the management of a pharmacokinetic study of QRX009. We may terminate the agreement for any reason with 30 days written notice subject to costs incurred through termination unless there is a material breach by Sapro Consulting Pty Limited. The agreement covers an expected estimated cost of approximately AUD$1.8 million ($1.3 million). For the three and nine months ended September 30, 2026, we incurred research and development expenses under this agreement of approximately $1,000 and $92,000 respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set out below, there have been no material changes in our risk factors from the risks previously reported in Part I, Item 1A, “Risk Factors” of our Form 10-K. You should carefully consider the factors discussed in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Under the Purchase Agreement, we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

The Purchase Agreement contains, among others, various restrictive covenants which may make it difficult for us to procure financing. Pursuant to the Purchase Agreement, we agreed, subject to certain exceptions, to not enter into any equity financings, file any registration statement or issue any ADSs until the later of (a) 90 days after the Closing Date and (b) the business day immediately following the effective date of the resale registration statement filed pursuant to the registration rights agreement, dated August 27, 2026, between us and the Purchasers (the “Registration Rights Agreement”). Because such resale registration statement was declared effective by the SEC on September 25, 2026, these restrictions remain in effect until November 29, 2026. The Purchasers have waived these restrictions with respect to the filing of the shelf registration statement filed by the Company on October 28, 2026. If we require additional funding while these restrictive covenants remain in effect, we may be unable to effect a financing transaction on terms acceptable to us, or at all, while also remaining in compliance with the terms of the Purchase Agreement, or we may be forced to seek a waiver from the Purchasers, which such Purchasers are not obligated to grant to us.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our ADSs.

We may from time-to-time issue additional ADSs. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities or ADSs. Any future issuances of ADSs or securities convertible into ADSs would further dilute the percentage ownership of us held by holders of ADSs. In addition, the issuance of certain securities may be used as an “anti-takeover” device without further action on the part of our shareholders, and may adversely affect the holders of our ADSs. Pursuant to the August 2026 Private Placement, we have agreed to hold a meeting of shareholders within 90 days after the closing of the August 2026 Private Placement for the purpose of seeking shareholder approval to amend any limitation on ownership of Ordinary Shares (including Ordinary Shares represented by ADSs) imposed on (a) the purchasers in the August 2026 Private Placement and (b) the investors in our October 2025 private placement, in each case so that such limitation (including, without limitation, any beneficial ownership limitation and any corresponding limitation on voting power) is increased from 4.99% to 9.99% of the number of Ordinary Shares (including Ordinary Shares represented by ADSs) outstanding immediately after giving effect to the issuance of the applicable securities, both for purposes of Section 13(d) of the Exchange Act and for purposes of Section 270(5) under the Israeli Companies Law, 5759-1999 (the “Companies Law”). Such shareholder meeting is currently scheduled to be held on November 12, 2026. If shareholder approval is obtained, and holders elect to increase their 4.99% limitations to up to 9.99%, such holders could accumulate and retain a significantly larger percentage of our outstanding Ordinary Shares and voting power, which could result in a greater concentration of voting power among a smaller number of holders and reduce the ability of other shareholders to influence corporate decisions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended September 30, 2026, other than as reported in our Current Reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the third quarter of 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION	FORM	EXHIBIT NUMBER	FILING DATE	FILED/ FURNISHED HEREWITH
3.1	Amended and Restated Articles of Association of Quoin Pharmaceuticals Ltd., as amended	10-K	3.1	March 13, 2025
3.1.1	Amendments to Amended and Restated Articles of Association of Quoin Pharmaceuticals Ltd., adopted on August 21, 2025	8-K	3.1	August 21, 2025
4.1	Form of Pre-Funded Warrant	8-K	4.1	August 28, 2026
4.2	Form of Ordinary Warrant.	8-K	4.2	August 28, 2026
10.1	Form of Securities Purchase Agreement, dated August 27, 2026.	8-K	10.1	August 28, 2026
10.2	Form of Registration Rights Agreement, dated August 27, 2026.	8-K	10.2	August 28, 2026
10.3	Form of Exchange Agreement, dated August 27, 2026	8-K	10.3	August 28, 2026
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.				X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.				X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.				X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.				X
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

Quoin Pharmaceuticals Ltd.

November 5, 2026	By:	/s/ Sally Lawlor
Name: Sally Lawlor
Title: Chief Financial Officer